Form 10-Q/A
period 1996-03-31
ARIZONA CHARLIES INC
filed 1996-07-12
CIK 919565

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

                       For the transition period from to


                        Commission file number 33-75808

                            ARIZONA CHARLIE'S, INC.

             (Exact name of registrant as specified in its charter)

     Nevada                                                 88-0199671
     ------                                                 ----------
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                         Identification No.)

740 S. Decatur
Las Vegas, Nevada                                           89107
- -----------------                                           -----
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

                                             Outstanding at
Class of common stock                        April 30, 1996
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




                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (unaudited)


                                                    Nine Months Ended March 31,
                                                          1996        1995
                                                       --------    --------
Revenues:
  Gaming ...........................................   $ 39,988    $ 33,659
  Food and beverage ................................      9,807       7,664
  Hotel ............................................      2,337       1,879
  Gift shop ........................................        457         414
  Management fee from affiliates ...................       1454         --
  Other ............................................        852         582
                                                       --------    --------

      Gross revenues ...............................     54,895      44,198

Less, promotional allowances .......................     (5,647)     (3,575)
                                                       --------    --------

      Net revenues .................................     49,248      40,623
                                                       --------    --------

Operating expenses:
  Gaming ...........................................     11,092       8,865
  Food and beverage ................................     12,054       9,815
  Hotel ............................................      1,243       1,128
  Gift shop ........................................        353         324
  Advertising and promotion ........................      3,392       2,941
  General and administrative .......................     16,247      10,812
  Management fee - Becker Gaming, Inc. .............      2,674       2,201
  Rent expense paid to related party ...............        164         139
  Depreciation and amortization ....................      2,668       2,525
                                                       --------    --------

      Total operating expenses .....................     49,887      38,750
                                                       --------    --------
      Operating income .............................       (639)      1,873
                                                       --------    --------

Other income (expenses):
  Gain(Loss) on sale of assets .....................        (10)       --
  Interest income ..................................        218         490
  Interest expense .................................     (5,283)     (5,428)
  Interest capitalized .............................       --           676
  Other, net .......................................         50        --
                                                       --------    --------

      Total other expenses .........................     (5,025)     (4,262)
                                                       --------    --------
      Income (loss) before taxes ...................     (5,664)     (2,389)
Provision for income tax ...........................       --          --
                                                       --------    --------
       Net (loss)income ............................     (5,664)     (2,389)

Retained earnings (deficit), beginning of period ...     (5,411)       (475)
                                                       --------    --------

Retained earnings (deficit), end of period .........   ($11,075)   ($ 2,864)
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



Arizona Charlie's, Inc.
(Registrant)





Date: May 15, 1996

/S/ Bruce F. Becker
- -------------------

Bruce F. Becker
President, Chief Executive
Officer(Principal Executive Officer)




Date: May 15, 1996

/S/ Jerry Griffis
- -----------------

Jerry Griffis
Controller(Principal Financial and Accounting Officer)