Form 10-K
period 1996-06-30
ARIZONA CHARLIES INC
filed 1996-09-30
CIK 919565

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the Fiscal Year ended June 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT of 1934 [NO FEE REQUIRED]

            For the transition period from            to

                         Commission file number 33-75808

                             ARIZONA CHARLIE'S, INC.
             (Exact name of Registrant as specified in its charter)

                                NEVADA 88-0199671
              (State or other jurisdiction of identification no.)
                  (IRS employer incorporation or organization)

                           740 South Decatur Boulevard
                             Las Vegas, Nevada 89107
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (702) 258-5200

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
            12% First Mortgage Notes due November 15, 2000, Series B
                                (Title of class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
        (or for such  shorter  period that the  Registrant  was required to file such reports), and (2) has been subject to such filing
                       requirements for the past 90 days.

                     Yes        X       No  _______

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's
            knowledge, in definitive proxy or information statements
         incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: _______

           The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 15, 1996 was $0. The number of shares of the Registrant's Common Stock outstanding as of September 15, 1996 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
             Specified exhibits listed in Part IV of this report are
                            incorporated by reference
         to the Registrant's previously filed Registration Statement on
                      Form S-4 (33-75808) previously filed.

            The Registrant meets the conditions set forth in General
          Instructions (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the permitted reduced disclosure format.

================================================================================
                                     PART I

Item 1.    Business

      Arizona Charlie's, Inc. ("AC" or the "Company") owns and operates a locals-oriented casino-hotel by the same name ("Arizona Charlie's") in Las Vegas, Nevada. Arizona Charlie's is situated on a 12.5 acre site located prominently on a major north-south thoroughfare in an established retail and residential neighborhood in the western metropolitan area of Las Vegas. A 60-foot high neon sign located in front of the facility provides Arizona Charlie's high visibility.

      The Company employs operating and marketing strategies formulated to build a loyal, repeat resident customer base consisting principally of Las Vegas area employees and retirees residing in surrounding well-established neighborhoods. Arizona Charlie's market acceptance has resulted largely from its emphasis on providing attractive pricing, friendly service, quality food, and exciting entertainment, all in a comfortable atmosphere. In addition, the casino features a selection of games that invite personal interaction and which management believes, based on data published by state gaming regulators, are set for higher payout rates than those at other Las Vegas casinos generally. See "Business Strategy."

     From January 1994 to February 1995, the Company expanded and enhanced Arizona Charlie's (the "Expansion") through the addition of new casino space, hotel rooms, specialty restaurants, and banquet/meeting room facilities, and the expansion of existing restaurant, entertainment, and other facilities. The
Expansion also involved the general remodeling of existing hotel rooms, the casino, and other interior areas, as well as the upgrading of the exterior facade and addition of a porte cochere at the front entrance.

      Casino. As of August 31, 1996, Arizona Charlie's had approximately 47,000 square feet of casino space open 24 hours a day, 365 days a year. At that date, the casino included approximately 1,600 gaming machines and 26 table games (blackjack, craps, roulette, Caribbean Stud, Let It Ride, mini- baccarat and poker), a 92-seat race and sports book, and a 400-seat bingo parlor, which is operated on the second floor.

      Over 80% of Arizona Charlie's gaming machines consist of video poker games. Although video poker machines are typically set for a lower net win rate for the house and have longer playing time per bet as compared with traditional slot machine games, Arizona Charlie's emphasizes video poker because it is popular with local players and generates, as a result, high volumes of play and casino revenues. Most of Arizona Charlie's table games are devoted to double-deck, hand-dealt blackjack play, which locals prefer due to its potential for more frequent payouts and greater customer interaction. For the year ended June 30, 1996, approximately 84.4% of gaming revenues was attributable to gaming machine play and 9.2% of gaming revenues was generated by table games.
Approximately 16.9 % of its gaming machines are devoted to five dollar, dollar and half-dollar play and approximately 83.1% to quarter and nickel play. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Arizona Charlie's, Inc. - Results of Operations."

      The Company maintains stringent controls on receipts and disbursements at the casino. Security personnel, overhead cameras and other security devices are deployed throughout the facilities. In addition, the Company has established a series of other controls, including locked cash boxes, independent auditors and observers, and daily tabulation and balancing of all cash transactions within the gaming areas.

      Hotel. Arizona Charlie's hotel is comprised of an eight- story tower consisting of 160 rooms and 10 suites opened on September 2, 1994 and a three-story tower consisting of an additional 100 rooms that underwent minor upgrades in the Expansion. Arizona Charlie's hotel customers include local residents and their out-of-town guests, as well as business and leisure travelers who, because of location and cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. Occupancy rates for the years ended June 30, 1996 and 1995 averaged 86.9% and 84.3%, respectively, at average daily rates of $39.81 and $37.27 per room, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Arizona Charlie's, Inc. -
  Results of Operations." Arizona Charlie's has generated high occupancy rates, particularly during weekends, with little if any marketing of the hotel. Management believes that its favorable room rates, which are indicative of the value it offers its customers generally, have contributed to Arizona Charlie's ability to achieve such occupancy rates. The Company will continue to set aside a small percentage of rooms and suites (approximately 5%) for complimentary use by its preferred casino customers.

     Food and Beverage. The Company operates four restaurants at the facility. The Sourdough Cafe, open 24 hours a day, is located adjacent to the casino floor and seats 247 patrons. The all-you-can-eat Wild West Buffet is located on the second floor and seats 238 patrons. Two specialty restaurants, Chin's, which offers gourmet Chinese cuisine and the Yukon Grille, an American-style steakhouse, with 100 seats each, attract guests interested in a more upscale and varied dining experience. The restaurants are designed to help attract more casino patrons interested in higher stakes machines and games. Arizona Charlie's also has three bars, which include a lounge bar, a sports book bar and a bar to service the restaurants.

      As with many casinos, Arizona Charlie's food and beverage operations are not directly profitable, but are used as marketing tools to stimulate casino activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
  Arizona Charlie's, Inc." Nonetheless, costs are minimized and operations are streamlined by using one kitchen to serve all four restaurants. The Sourdough Cafe and the Wild West Buffet offer quality food and service at affordable prices, while the Yukon Grille and Chin's offer an upscale dining experience that is preferred by select casino patrons. The Company believes that much of its casino and other business is attributable to traffic created by the restaurants, and thus prices are set at levels designed to draw patrons to the facility.

      Entertainment and Other Facilities. Arizona Charlie's emphasis on reasonably priced entertainment has been an integral component of its overall customer appeal. The Naughty Ladies Saloon, a 108-seat facility, features a variety of entertainment including celebrity acts, live bands, musician showcase nights and jam sessions. The Company also presents mini-concerts, nationally-televised boxing events, and other events in its second, much larger entertainment facility-the Palace Grand Theatre. This 700-seat showroom, located on the second floor, also serves as a meeting and banquet facility. The Company has focused added marketing emphasis on the appeal of its entertainment programming. The larger showroom enables the Company to present better-recognized musical acts, charge higher cover prices and attract more gaming customers. The availability of two showrooms allows the Company to present more and varied entertainment. The banquet and meeting space has enabled the Company to expand its marketing efforts to visiting business travelers and the small meetings market segment.

      A small gift shop located adjacent to the casino provides a limited range of inexpensive gift items, candy, newspapers, magazines and cigarettes. Added focus has been placed on logo merchandise promoting the Arizona Charlie's name and motif.

      Parking Facility. Arizona Charlie's offers on-site valet and self-parking lots with combined capacity for over 650 vehicles. Ease of access to the casino is believed to be an important element in the appeal of Arizona Charlie's to local customers.

      Employees. As of August 31, 1995, the Company employed approximately 1,280 persons, none of which is employed pursuant to collective bargaining or other union arrangements. Approximately 40 BGI employees were transferred to the employ of the Company in March, 1995 in connection with the suspension if activity of CQC. Management believes that its employee relations are good.

      Government Regulation. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder, and (ii) various local regulation. The gaming operations of the Company are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Clark County Liquor and Gaming Licensing Board, the city of Las Vegas and other local jurisdictions.


Item 2.    Properties

     Arizona Charlie's is located at 740 South Decatur Boulevard, Las Vegas, Nevada and comprises approximately 170,000 square feet on approximately 12.5 acres owned by AC. In addition, The Company leases office, storage and laundry space located in an adjacent shopping center owned by Charleston Heights Shopping Center, a partnership owned by the Becker family, pursuant to two leases expiring in 1998. The current annual rent payable (including insurance, tax and common area maintenance payments) under these leases aggregates approximately $217,000.

     AC, as the original lessee, is contingently obligated to pay the lease costs of certain transportation assets, including a jet airplane held and operated by AC's parent, Becker Gaming, Inc.
("BGI").


Item 3.    Legal Proceedings

     The Company is party to various lawsuits relating to routine matters incidental to its business. Based on the amounts believed to be in controversy and management's evaluation of the merits of the claims after consultation with counsel, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.


                             PART II

Item 5.     Market  for  Registrant's Common  Stock  and  Related
      Stockholder Matters


      There is no established public trading market for the Company's Common Stock, all of which is held by BGI. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future.

Item 6.    Selected Financial Data


                 Arizona Charlie's, Inc. Selected Financial Data

                              Years Ended June 30,
                  (amounts in thousands, except per share data)

                                                 1996         1995         1994
                                             --------     --------     --------
Income Statement Data:
  Operating revenues ....................    $ 63,301     $ 57,082     $ 46,447
  Operating income ......................       2,199        1,058        5,105
  Net income (loss) .....................      (4,559)      (4,936)       1,134
  Net income (loss) per share (1) .......      (4,559)      (4,936)       1,134

Other Data:
  Interest expense, net of amounts
   capitalized ..........................       7,095        6,574        4,763
  Capital expenditures ..................         190       24,253       11,379
  Distributions to stockholders (2) .....        --           --          5,317


Balance Sheet Data:
  Unrestricted cash and cash
   equivalents ..........................    $  4,591     $  5,404     $  4,014
  Cash in escrow account restricted
   for construction .....................          10           10        3,613
  Total assets ..........................      62,357       65,273       67,915
  Long-term obligations (3)
      Long-term debt (4) (5) ............       5,000       60,000       60,000
      Capitalized lease obligation ......          22            4            1
  Stockholder's equity (deficit) ........      (9,501)      (4,942)          (6)

                                                              1993          1992
                                                           -------       -------

Income Statement Data:
  Operating revenues ...............................       $45,880       $42,278
  Operating income .................................         6,032         4,262
  Net income (loss) ................................         4,585         2,551
  Net income (loss) per share (1) ..................         4,585         2,551

Other Data:
  Interest expense, net of amounts
   capitalized .....................................         1,440         1,877
  Capital expenditures .............................         1,067           924
  Distributions to stockholders (2) ................         2,140         2,400



Balance Sheet Data:
  Unrestricted cash and cash equivalents ...........       $ 3,528       $ 3,225
  Cash in escrow account restricted for
   construction ....................................          --            --
  Total assets .....................................        27,184        26,896
  Long-term obligations (3)
   Long-term debt (4) (5) ..........................          --          16,976
   Capitalized lease obligation ....................           778         1,089
  Stockholder's equity (deficit) ...................         5,953         3,508

- ----------
(1) The number of shares used in the computation of earnings (loss) per share of common stock was 1,000 for each of the five years in the period ended June 30, 1996. A total of 2,500 shares of common stock are authorized at no par value, 1,000 shares of which are issued and outstanding.
(2) Because AC elected to be treated as an S corporation for the most of 1994, and all of fiscal 1993 and 1992, a substantial portion of its income in past years was distributed to its stockholders. In December 1993, AC distributed $5,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to AC in exchange for stockholder notes. Effective January 1, 1994, AC terminated its S corporation tax status. The ability of AC to pay dividends is restricted by the Indenture governing its 12% First Mortgage Notes due November 15, 2000 of (the "AC Notes"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General
(3) Includes subordinated notes to stockholders, non-current obligations under capital leases, and excludes current maturities. At June 30, 1993, approximately $16,900 of bank debt was classified as current, as it was due and payable. See Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General and "Notes to Financial Statements__Arizona Charlie's, Inc._ Long Term Debt."
(4) At June 30, 1996, $55,000 of AC Notes was classified as current due to certain technical defaults of the AC Indenture. See Notes 2 and 6 of AC's Notes to Financial Statements.
(5) At June 30, 1993, approximately $16,900 of bank debt of AC was classified as current as it was due and payable. Such amount was paid off from a portion of the proceeds from the sale of the AC Notes in November, 1993.



                    Sunset Coin, Inc. Selected Financial Data

                              Years Ended June 30,

                  (amounts in thousands, except per share data)

                                                    1996        1995        1994
                                                    ----        ----        ----
Income Statement Data:
  Operating revenues .......................      $2,649      $2,742      $2,859
  Operating income .........................         817       1,128       1,333
  Net income ...............................         381         688       1,010
  Net income per share (1) .................         952       1,720       2,525

Other Data:
  Interest expense, net of amounts
   capitalized .............................         398         352         190
  Capital expenditures .....................         208       1,142         232
  Distribution to stockholders (2) .........        --          --         3,280



Balance Sheet Data:
  Unrestricted cash and cash
   equivalents .............................      $1,122      $  506      $1,940
  Total assets (3) .........................       5,891       5,349       3,845
  Long-term obligations (4)
      Long-term debt (5) ...................       3,502       3,664       3,220
      Capitalized lease obligations ........        --            28          85
  Stockholders' equity .....................       1,458       1,077         389

                                                                 1993       1992
                                                               ------     ------
Income Statement Data:
     Operating revenues ..................................     $2,959     $2,539
     Operating income ....................................      1,382      1,234
     Net income ..........................................      1,408      1,223
     Net income per share (1) ............................      3,520      3,057

Other Data:
     Interest expense, net of amounts capitalized ........         67         57
     Capital expenditures ................................        297        490
     Distribution to stockholders (2) ....................        940        560



Balance Sheet Data:
     Unrestricted cash and cash equivalents ..............     $  854     $  441
     Total assets (3) ....................................      3,270      3,134
     Long-term obligations (4)
         Long-term debt (5) ..............................        364        486
         Capitalized lease obligations ...................        205        276
     Stockholders' equity ................................      2,659      2,191

- ----------
(1) The number of shares used in the computation of earnings (loss) per share of common stock was 400 for each of the five years in the period ended June 30, 1996. A total of 25,000 shares of common stocks are authorized at no par value, 400 shares of which are issued and outstanding.
(2) Because SC elected to be treated as an S corporation during these periods, a substantial portion of its net income in past years was distributed to its stockholders. In December, 1993, SC distributed $3,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to SC in exchange for stockholder notes. Effective January 1, 1994, SC terminated its S corporation status. The ability of SC to pay dividends is restricted under the Indenture governing the AC Notes. See "Dividend Policy," "Management's Discussion and Analysis of Financial Condition and Results of Operations_Sunset Coin, Inc._General" and "Certain Relationships and Related Transactions."
(3) Includes $2,250 in notes receivable from AC, resulting from advances made by SC to AC. Due to the financial condition of AC, management believes it is reasonably possible that a portion of the notes receivable will be uncollectible. However, an estimate of the loss cannot presently be determined. See Note 3 of SC's Notes to Financial Statements.
(4)  Excluded   current  maturities.   See  "Notes  to  Financial
      Statements_Sunset Coin, Inc._Long-Term Debt."
(5)  At June 30,  1996,  $279,000  of SC debt was  classified  as Current  Notes
     Payable.



Item 7.     Management's  Discussion and  Analysis  of  Financial
      Conditions and Results of Operations

     General

      The Company's revenues are derived largely from gaming activities at its Arizona Charlie's casino-hotel, and, to a lesser extent, from food and beverage, lodging, entertainment and retail sales. The Company generally views its non-casino operations as complementary to its core casino operations. Accordingly, it utilizes entertainment primarily as a casino marketing tool. Further, the Company maintains food and beverage pricing structures designed to benefit casino volumes, often resulting in departmental operating losses, even in periods where individual restaurants or bars report operating profits. The Company seeks to maximize profits from its hotel operations, however, while maintaining attractive room rental rates. Gaming revenues represent the net win from gaming wins and losses. The retail value of accommodations, food and beverage provided to customers without charge is included in gross revenues and deducted as promotional allowance. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Summary of Significant Accounting Policies." The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations as follows (in thousands):

                                            Years Ended June 30,
                                         1996      1995      1994
                                         ----      ----      ----

           Hotel .........             $  261    $  164    $  119
           Food & Beverage              3,824     2,260     2,005
                                        -----     -----     -----
                                       $4,085    $2,424    $2,124
                                       ======    ======    ======


      On November 18, 1993, the Company issued $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"), which resulted in net proceeds of approximately $51,100,000. A portion of the net proceeds was used to retire approximately $16,900,000 in bank debt plus accrued interest of $500,000. The balance of approximately $33,700,000 was initially deposited into a restricted escrow account and subsequently was used to fund the expansion and enhancement of Arizona Charlie's (the "Expansion") through the addition of new casino space, hotel rooms, specialty restaurants and banquet/meeting room facilities, and the expansion of existing restaurants, entertainment and other facilities.. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Long- Term Debt." AC commenced construction of the Expansion in January 1994. The Expansion was completed in February 1995 at an under-budget cost of approximately $35,632,000.

      Concurrent with the private placement of the AC Notes, Capitol Queen & Casino, Inc. a sister company, issued $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000, $20,000,000 in principal of which currently remain outstanding (the "CQC Notes"). The Company has unconditionally and fully guaranteed the payment of all principal of and interest on the CQC Notes. CQC currently does not have any means to pay amounts owing on the CQC Notes. See "Liquidity and Capital Resources. The Company, which now operates as a "C" corporation, was operated as an "S" corporation through December 31, 1993. See "Notes to Financial Statements - Arizona Charlie's Inc. - Summary of Significant Accounting Policies - Income Taxes." In anticipation of the termination of S corporation status, in December 1993, the Company distributed to its stockholders an aggregate of $5,000,000 of retained earnings on which the stockholders had previously paid federal income taxes. This amount was loaned back to the Company in full in exchange for subordinated stockholder notes in the principal amount of such distributions, which the Company stockholder notes bear interest payable monthly at the annual rate of 10.0% and mature in January 2001. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Related Party Transactions."


                              Results of Operations

                              Years Ended June 30,
                             (dollars in thousands)

                                         1996        1995         1994
                                         ----        ----         ----
Revenues:
   Gaming ........................   $ 52,831    $ 47,466    $ 38,955
   Food/beverage .................     13,204      10,647       8,459
   Hotel .........................      3,208       2,614       1,219
   Bowling .......................       --          --           251
   Gift Shop .....................        590         577         535
   Management fees from Affiliates       --          --           281
   Other (1) .....................      1,145         912         399
         --                             -----         ---         ---
Gross revenues ...................     70,978      62,216      50,099
Less, promotional allowances (2) .     (7,677)     (5,134)     (3,652)
                             --        ------      ------      ------
   Net revenues ..................     63,301      57,082      46,447

   Total operating expenses ......     61,102      56,024      41,342
                                       ------      ------      ------
   Total operating income ........   $  2,199    $  1,058    $  5,105
                                     ========    ========    ========

- -----------
(1) Includes primarily revenues from entertainment cover charges, PBX operations (hotel switchboard and room telephone system) and commissions on automated teller machines located in the casino.
(2) Amounts represent the retail value of rooms, food, beverage and other promotional allowances provided to customers without charge.


      Comparison of fiscal years ended June 30, 1996, 1995 and 1994. Despite increased revenues for fiscal 1996 and fiscal 1995, results from operations for both periods were lower than the prior year as the result of increased operating expenses, primarily due to additional slot promotion expenses, payments under its guarantee of the CQC Notes, management fees, and the addition of staff personnel, equipment and related operating expenses transferred to AC from BGI. The increased revenues for fiscal 1996 reflect a full year of operations with expanded casino-hotel facilities, while the increased revenues for fiscal 1995 reflect a partial year of operations with the expanded facilities. The Expansion added new gaming machines and table games, an expanded race and sports book, a new hotel tower, a remodeled coffee shop, two new specialty restaurants and a new delicatessen, an expanded buffet room, a remodeled floor-level entertainment lounge and new second-floor showroom/banquet facility.

      The Company's net revenues increased to $63,301,000 for fiscal 1996, from $57,082,000 for fiscal 1995 and $46,447,000 for fiscal 1994. Operating expenses, including depreciation and amortization, increased to $61,102,000 for fiscal 1996, from $56,024,000 and $41,342,000 for the two preceding fiscal years. As a result, operating income for fiscal 1996 was $2,199,000, with a corresponding net operating margin of 3.5%. Operating income for fiscal 1995 and fiscal 1994 was $1,058,000 and $5,105,000, respectively, resulting in operating margins for such years of 1.9% and 11.0%. The increase in operating expenses and resulting decline in operating margin for fiscal 1996 resulted principally from increased gaming department expense, amounting to $3,253,000, costs attributable to CQC in the amount of $601,000, and the addition of staff personnel, equipment and related operating expenses transferred to the Company. The increase in operating expenses and resulting decline in operating margin for fiscal 1995 resulted principally from costs attributable to the CQC Notes guarantee ($1,592,000, including the write-off of advances which were used by CQC to pay interest on the CQC Notes), and increased salaries and wages reflecting higher department staffing requirements, increased advertising and promotional cost and the additional expense of a management fee payable to BGI. Other increased expenses for fiscal 1995 include additional depreciation and amortization expense resulting from the addition of the new assets created in the Expansion.

      For fiscal 1996, the Company had total gaming revenues of $52,831,000, as compared to $47,466,000 and $38,955,000 for fiscal 1995 and 1994, respectively. The increases (11.3% and 21.8% for fiscal 1996 and 1995, respectively) are primarily attributable to increases in gaming machine revenues of 11.1% and 21.0% for such years to $44,612,000 and $40,140,000 from $33,173,000 for fiscal
1994. The increase for fiscal 1996 is primarily the result of increased levels of play by patrons in response to additional slot promotional events. The increase for fiscal 1995 reflects the additional revenue generated from 665 gaming machines added during that year. Revenues from table games were $4,872,000, $4,829,000 and $4,070,000 for fiscal 1996, 1995 and 1994, respectively. The table games revenue increase for fiscal 1995 reflects an increase of five table games in that year. Other gaming revenues, consisting of revenues from bingo, poker and the race and sports book, increased by 34.0% and 45.8% for fiscal 1996 and 1995 respectively, to $3,346,000 for fiscal 1996 and $2,497,000 for fiscal 1995 from $1,713,000 for fiscal 1994. The increases were largely a result of the added pari- mutual race facilities and increased sports book revenues from the expanded race and sports book facility. For fiscal 1996, 1995 and 1994, 84.4%, 84.6% and 85.2%, respectively, of gaming revenues were attributable to gaming machine play, compared to 9.2%, 10.2% and 10.4%, respectively, attributable to table games and 6.3%, 5.2% and 4.4%, respectively, attributable to other gaming revenues.

      Food and beverage revenues increased 24.0% to $13,204,000 for fiscal 1996, after increasing 25.9% to $10,647,000 for fiscal 1995 from $8,459,000 for fiscal 1994. The fiscal 1996 increase is due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in food and beverage departments are the result of casino promotion and marketing efforts designed to attract, reward and retain qualified patrons. The fiscal 1995 increase resulted from the addition of two specialty restaurants, a delicatessen and a remodeled coffee shop during the second and third quarters of fiscal 1995
     Hotel revenues increased to $3,208,000 for fiscal 1996, from $2,614,000 and $1,219,000 for fiscal 1995 and 1994, respectively. The 22.7% increase for fiscal 1996 is the result of an increase in average occupancy rate from 84.3% to 86.9% and an increase in the average room rate from $37.27 to $39.81. The 114.4% increase for fiscal 1995 is attributable to the opening of 150 new rooms (including eight suites) in the new hotel tower in September 1994.

      With the elimination of the bowling alley in December 1993, AC had no bowling revenues for fiscal years 1996 and 1995, compared to $251,000 for fiscal 1994. Gift shop revenues increased 2.3% to $590,000 in fiscal 1996 and 7.9% to $577,000 in fiscal 1995 due primarily to the remodeling and expansion of the gift shop area, which was reopened in January 1995. Also, other revenues increased $233,000 or 25.6% during fiscal 1996 and $513,000 or 128.6% during fiscal 1995 as a result of increases in entertainment cover charge revenues attributable to the addition of a new showroom facility that opened in December 1994.

     Gaming expenses increased by 21.2% to $18,612,000 for fiscal 1996. The increased expense includes higher slot promotional expense of $638,000; higher gaming tax and license fees of $406,000; increased salary and wages of $468,000 and the additional expense of a newly created casino marketing department totaling $479,000. Gaming expenses increased by 31.5% to $15,359,000 for fiscal 1995 from $11,681,000 for fiscal 1994. The higher levels of expense reflect additional staffing associated with the expansion of gaming facilities. Gaming expenses represented 35.2%, 32.4% and 30.0% of gaming revenues for fiscal 1996, 1995 and 1994, respectively. Management anticipates that these costs will stabilize as a percentage of revenue in fiscal 1997 as the expanded facilities are expected to generate higher customer volumes and efficiencies from the Expansion are expected to be realized.

     Food and beverage expenses increased 9.9% to $12,511,000 for fiscal 1996 from $11,388,000 for fiscal 1995 due to salary and wage increases associated with increasing the hours of operation at one specialty restaurant and normal salary and wage increases for food and beverage employees which comprise approximately 33.0% of the Company's total work force. Food and beverage expenses increased 35.7% to $11,388,000 for fiscal 1995 from $8,389,000 for fiscal 1994 due primarily to the additional staffing requirements for the newly remodeled coffee shop, new specialty restaurants, new delicatessen, and expanded buffet room.

      Hotel  expenses   increased  2.6%  to  $1,413,000  for  fiscal  1996  from
$1,377,000 for fiscal 1995 as a result of normal salary and wage increases. Hotel expenses increased to $1,377,000 for fiscal 1995 from $714,000 for fiscal 1994 due primarily to additional staffing required by the new hotel tower. However, net contribution by the hotel department (hotel revenues less hotel operating expenses) improved to $1,795,000 for fiscal 1996 from $1,237,000 for fiscal 1995 and $505,000 for fiscal 1994.

      Other departmental expenses increased by 5.6% to $475,000 for fiscal 1996 from $450,000 for fiscal 1995 due to increased costs of inventory items in the gift shop, combined with normal salary and wage increases. Other departmental expenses decreased by 46.7% to $450,000 for fiscal 1995 from $845,000 for fiscal 1994 due primarily to the scale-down and termination of bowling operations.

      General and administrative expenses increased by 15.0% to $17,660,000 for fiscal 1996 from $15,358,000 for fiscal 1995. The increases resulted from additional staffing in the accounting, payroll, personnel and technical services departments and the transfer of executive personnel (and related departmental costs) in March 1995 to the Company from BGI. Other expenses transferred from BGI to the Company include maintenance and other operating expenses associated with an airplane and two boats. The airplane was sold in July 1996. Other general and administrative expenses included payments made on behalf of CQC in the amount of $601,000 for fiscal 1996 compared to $1,592,000 for fiscal 1995. The Company accrued management fees payable to BGI of $1,396,000, $3,099,000 and $188,000 for fiscal 1996, 1995 and 1994, respectively. Due to a decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit the Company in the future. Accordingly, in late March 1995, BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of the Company's management fee to 1.0% of the Company's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. See Note 9 of the Company's Notes to Financial Statements.

      General and administrative expenses increased by 10.7% to $15,358,000 for fiscal 1995 from $13,867,000 for fiscal 1994 due to additional staffing in the cage, security, data processing, entertainment, porter, engineering, accounting and transportation departments. Personnel in these departments were added to support the expanded facility. As a percentage of net revenues, general and administrative expenses were 27.9%, 26.9% and 29.9% for fiscal 1996, 1995 and 1994 respectively.

      Advertising and promotion expenses were $4,726,000 for fiscal 1996, as compared to $3,837,000 for fiscal 1995. The increase of $889,000, or 23.1% is due to additional television advertising of $466,000, new casino related promotions of $166,000, and salary and wage increases of $116,000. The additional advertising and promotions were conducted in an effort to increase casino patronage and compete with other "locals" casinos opened in western Las Vegas in fiscal 1995, including Texas Station and Santa Fe Casino. Advertising and promotion expenses were $3,837,000 for fiscal 1995, as compared to $3,093,000 for fiscal 1994. The increase of $744,000, or 24.1%, reflects increased newspaper and television advertising undertaken to gain market recognition for the newly expanded facility. Management anticipates that it will maintain advertising expenditures at the 1996 level in order to continue attracting customers and to promote the entertainment events in its expanded facilities.

      Depreciation and amortization expense increased by 3.5% to $3,491,000 for fiscal 1996 from $3,373,000 for fiscal 1995. This increase is attributable to additional depreciation expense associated with the newer expansion assets. Depreciation and amortization expense increased by 51.8% to $3,373,000 for fiscal 1995 from $2,222,000 for fiscal 1994. The increase is due primarily to additional depreciation expenses associated with the new expansion assets placed in service.

      The Company had other expenses (net of other income) of $6,758,000 for fiscal 1996 compared to $5,994,000 and $3,971,000 for fiscal years 1995 and 1994. The fiscal 1996 increase of $764,000 is due to a reduction of capitalized interest in the amount of $676,000 and a decrease of interest income of $294,000 partially offset by a decrease of interest expense in the amount of $155,000 and a decrease in other income of $51,000. For fiscal 1995, the increased expense of $2,023,000 is attributable to an increase in interest expense from $5,223,000 to $7,250,000, due primarily to the AC Notes, which were outstanding for all of the fiscal 1995 but less than eight months for fiscal 1994.

     Income Taxes

     As a result of the termination of its election to be treated as an S corporation, the Company is liable (as part of the BGI consolidated group) for income taxes on income earned from and after January 1, 1994. Prior to such termination, the Company did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of the Company. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Summary of Significant Accounting Policies - Income Taxes; Related Party Transactions." Since terminating its S corporation status, the Company generated a net operating loss for income tax purposes of approximately $9,174,000. Due to low operating margins and high interest cost and depreciation costs, management does not anticipate that the Company will generate taxable income in the foreseeable future.


   Liquidity and Capital Resources

                                         As of or for the years ended June 30,

                                            1996        1995        1994
                                            ----        ----        ----
Cash and cash equivalents ...........   $  4,591    $  5,404    $  4,014
Working capital (deficit) (1) .......    (58,530)      2,920       2,511

Cash provided by operating activities      1,639       2,772       5,876
Cash used for investing activities ..     (2,240)     (3,401)    (37,180)
Cash provided by (used for)
  financing activities ..............       (212)      2,019      31,790

- ----------
(1) At June 30, 1996, the AC Notes are reflected as a current liability in the amount of $55,000 due to default under Covenants.


      For fiscal 1996, cash provided by operating activities decreased to $1,639,000 from $2,772,000 for fiscal 1995. The decrease is attributable to a reduction in operating income, prior to consideration of management fees and other non-cash items, and changes in operating assets and operating liabilities. For fiscal, 1995, cash provided by operating activities decreased to $2,772,000 from $5,876,000 for fiscal 1994. The decrease is attributable to a decrease in net income of $6,070,000 for fiscal 1995 which was partially offset by (i) an increase in operating assets of $926,000 for fiscal 1995 compared to a decrease in operating assets of $874,000 for fiscal 1994, reflecting primarily increases in pre-paid gaming taxes and other receivables for fiscal 1995, (ii) a net increase in operating liabilities of $3,671,000 for fiscal 1995 compared to an increase of $1,669,000 for fiscal 1994, due to the accrual of management fees payable to BGI and interest on the AC Notes, and (iii) an increase in depreciation and amortization expense of $1,151,000 for fiscal 1995.

     Cash flows used in investing activities for fiscal 1996 were $2,240,000 compared to $3,401,000 for fiscal 1995. The decrease is due to (i) a reduction in cash advances to BGI resulting in decreased receivables from BGI of $4,154,000, (ii) a reduction in notes issued to CQC of $1,200,000, and (iii) a reduction in capital expenditures of $24,063,000 (reflecting the completion of the majority of the construction of the expanded facility in fiscal 1995), partially offset by a $26,102,000 net reduction in restricted cash which was utilized for the expansion in fiscal 1995). Cash flows from investing and financing activities for fiscal 1995 were significantly impacted by the November 1993 issuance of the AC Notes. In fiscal 1994, approximately $26,112,000 in proceeds remained in a restricted escrow account to fund Expansion construction. Pending such use, amounts held in the restricted escrow account were invested in interest bearing securities. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Long-Term Debt." In fiscal 1995, cash flows used in investing activities for fiscal 1995 includes $24,253,000 of capital expenditures, virtually all of which relates to the Expansion.

      Cash flows provided by financing activities for fiscal 1996 decreased to ($212,000) from $2,019,000 for fiscal 1995. The decrease is due to a reduction of proceeds from borrowing, marginally offset by an decrease in principal payments on notes and an increase in payments under capital lease obligations. Financing activities for fiscal 1995 reflect proceeds from loans from related parties in the amount of $2,250,000, and principal payments of notes.

      The Company is currently in technical default under the Indenture governing the AC Notes because it has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, the Company has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to the Company in excess of the amounts permitted to be so advanced under the Indenture. As a result of such defaults, the holders of 25% or more in principal amount of the Notes may cause the AC Notes to be accelerated, in which event they would become immediately due and payable in full. The Company does not have and is not expected to have the resources to pay the AC Notes if they are accelerated.

      The AC Notes are reflected as a current liability at June 30, 1995 as a result of the above defaults. The Company's long-term obligations, approximately $5,022,000 at June 30, 1996, consist of the stockholder notes and capitalized equipment leases. The Company has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes and the stockholder notes, respectively. In addition, the Company is expected to have annual capital expenditure requirements of approximately $600,000.

      In addition, AC has a substantial contingent obligation resulting from its guarantee of the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. As a result of a September 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and accrued interest thereon. See "Business - Capitol Queen & Casino, Inc." There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and accrued interest thereon, AC will be obligated under its guarantee of the CQC Notes to fund the shortfall.

      Moreover, because it has not yet effected the sale of its assets, CQC is in default of the Indenture governing the CQC Notes. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. AC would then be obligated under its guarantee to pay the CQC Notes but is not expected to have the resources to satisfy such obligation should it materialize. A default by AC under its guarantee would also give the holders of 25% or more in principal amount of the AC Notes the ability to accelerate the AC Notes. If the AC Notes and the CQC Notes are accelerated, substantial doubt exists about AC's ability to continue as a going concern. See "Notes to Financial Statements - Arizona Charlie's, Inc. - CQC Gaming License, Default Under Indebtedness Management's Plans, and Going Concern".

      The Company's management believes that, assuming the AC Notes and CQC Notes are not accelerated, it has sufficient funds to meet its projected needs for financing of existing operations and to service its debt obligations. However, the Company's ability to obtain capital, should it be required, is significantly restricted under the Indentures governing the AC Notes and the CQC Notes. The ability of the Company to service its debt obligations (and to comply with the consolidated tangible net worth covenant) will be dependent upon its future performance, which performance will be influenced by prevailing economic conditions and financial, business and competitive factors, many of which are beyond the Company's control.

     Competitive Environment

      Various forms of casino-style gaming have been legalized in numerous new jurisdictions within the past few years, including casino riverboats, limited-stakes frontier town gambling, full-scale casinos on Indian reservations, card rooms and video lottery terminals, which resemble the Company's gaming machines. In addition, several major casino-hotels were completed and opened in Las Vegas in the past year, continuing the transformation of Las Vegas into an entertainment destination offering much more than gaming. Management expects the legalization of gaming to continue to spread and that Las Vegas will continue to experience at least limited expansion. See "Item 1. Business - Market and Competition."

      To date, casino revenues at Arizona Charlie's (and for Las Vegas generally) have continued to grow despite the spread of legalized gaming. Moreover, management believes that the Company has and will continue to benefit from the expansion of the Las Vegas market, which has resulted in continued growth in the residential population, from which the Company generates the majority of its revenues. There can be no assurance, however, that the spread of legalized gaming, or the construction of new casino-hotels in Las Vegas, will not have an adverse impact on future revenues.


     Inflation

      The Company believes that its results of operations are not dependent upon, or materially affected by, the rate of inflation.


Sunset Coin, Inc.
- -----------------

     General

      SC derives its revenues and profits largely from its gaming machine route pursuant to participation contracts and, to a lesser extent, space leases. See "Notes to Financial Statements Sunset Coin, Inc. - Summary of Significant Accounting Policies Revenue." Under its participation contracts, SC pays a percentage of the net win (amounts wagered less winnings paid) from its gaming machines to the site owner. The balance is retained by SC. Under its space leases, SC pays the site owner a fixed space rental fee and retains all of the net win. SC's gaming revenues under participation contracts represent SC's share of the net win after payments to the location, and under space leases represent all revenues before lease payments, which are treated as expenses. A majority of SC's gaming machines are installed at locations controlled by the Becker family and the contracts with such locations are expected to be renewed as a matter of general course. See "Item 1. Business - Sunset Coin, Inc."

     In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreement are contracts with each of the five BGG restaurants, which are expected to be renewed in general course, and two additional locations owned by unrelated parties. See "Item 1. Business - Sunset Coin, Inc." and "Notes to Financial Statements - Sunset Coin, Inc. - Related Party Transactions."

      As in the case of AC, SC operated as an S corporation through December 31, 1993. In connection with the termination of S corporation status, SC distributed $3,000,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to SC in full in exchange for stockholder notes bearing interest at the annual rate of 10.0% and maturing in January 2001. The payment of the SC stockholder notes is subordinated to any payments required to be made by SC under its guarantee of the AC Notes.

                              Results of Operations


                                                         Years ended June 30,
                                                        (dollar in thousands)

                                                    1996        1995        1994
                                                    ----        ----        ----
Revenues:

Gaming machine route:
   Participation contracts .................      $2,294      $2,535      $2,496
   Spaces leases ...........................         229          75         212
                                                     ---          --         ---
Total gaming machine revenues ..............       2,523       2,610       2,708
Gaming machine services fees ...............         126         132         151
                                                     ---         ---         ---
Total revenues .............................      $2,649      $2,742      $2,859
                                                  ======      ======      ======

Operating income:

Gaming machine route:
   Participation contracts .................      $  713      $1,043      $1,164
   Spaces leases ...........................          71          30          99
                                                      --          --          --
Total gaming machine route expenses ........         784       1,073       1,263
Gaming machine services fees ...............          33          55          70
                                                      --          --          --
Total operating income .....................      $  817      $1,128      $1,333
                                                  ======      ======      ======



      During fiscal 1996, two participation locations were added, and one participation contract was converted to a more favorable space lease contract. A new BGG bar, Charlie's Down Under was opened in April 1995 and paid service fees to SC for all of fiscal 1996. However, in April 1996, another BGG bar, Charlie's Saloon, was closed resulting in the loss by SC of a participation service agreement.

      Comparison of Fiscal Years Ended June 30, 1996, 1995 and 1994. SC's results of operations declined for fiscal 1996 compared to fiscal 1995. The decrease in operating income was substantially a result of the increased payroll and related costs needed to increase security measures for the protection of slot technicians and cash on hand in response to a recent increase in related crime activity in the Las Vegas area.

      While revenues decreased by 3.4% to $2,649,000 for fiscal 1996 from $2,742,000 for fiscal 1995, operating expenses, including depreciation and amortization, increased by 13.5% to $1,832,000 for fiscal 1996 from $1,614,000 for fiscal 1995. This resulted in an overall decrease in operating income of 27.6% to $817,000 from $1,128,000, and a decline in net operating margin to 30.8% for fiscal 1996 from 41.1% for fiscal 1995. A smaller decrease in net operating margin was experienced for fiscal 1995 to 41.1% from 46.6% for fiscal 1994, during which period revenues decreased by 4.1% and operating income decreased by 15.4%.

      The decrease in revenues for fiscal 1996 is due to a decrease in gaming machine route revenues of 3.3% to $2,523,000 for fiscal 1996 from $2,610,000 for fiscal 1995. Such revenues also decreased 3.6% for fiscal 1995 from $2,708,000 for fiscal 1994. Gaming machine service fee revenue decreased 4.6% for fiscal 1996 to $126,000 from $132,000 for fiscal 1995, following a 12.6% decrease for fiscal 1995 from $151,000 for fiscal 1994. The decrease in gaming machine route revenues reflects the net loss of 26 slot machines within the gaming machine route between June 30, 1995 and June 30, 1996, most of which includes 15 machines operated at the former Charlie's Saloon. SC operated 27 route locations for fiscal 1996 and 26 route locations in fiscal 1995 and 1994, with approximately 265, 267 and 279 machines included in the route at June 30 of such fiscal years, respectively. Revenues from the locations controlled by the Becker family were $2,370,000, $2,331,000 and $2,333,000 for fiscal years 1996, 1995 and 1994, respectively. Fees from BGG accounted for approximately $93,000, $77,000 and $71,000 of gaming machine service fees for fiscal 1996, 1995 and 1994, respectively. The increase in gaming machine service fees for fiscal 1996 reflects the net effect of the additional contract at Charlie's Down Under during the full fiscal year of 1996, partially offset by the lost service fee contract at Charlie's Saloon in April, 1996.

     Gaming machine route and service expenses increased by 17.9% to $1,311,000 for fiscal 1996 from $1,112,000 for fiscal 1995. This increase, which consists primarily of payroll and related taxes and benefits, follows an increase of 13.0% for fiscal 1995 from fiscal 1994 expense of $984,000. As a percentage of revenues, route and service expenses increased to 49.5% for fiscal 1996 from 40.6% and 34.4% for fiscal 1995 and for fiscal 1994, respectively. General and administrative expenses decreased 16.5% for fiscal 1996 to $86,000 from $103,000 for fiscal 1995, after a significant decrease of 22.0% from fiscal 1994. The decrease for fiscal 1996 was the result of reduced expense associated with poker giveaways, due to conversions of certain traditional video poker machines to bonus poker machines. Management fees paid by SC to related parties decreased by 8.7% to $137,000 for fiscal 1996 from $150,000 for fiscal 1995 and $102,000 for fiscal 1994. Effective June 1, 1994, a management fee of 5% of SC's gross revenue was paid to BGI, as opposed to the lower flat monthly fee paid to AC prior to that date. Management fees paid to BGI in fiscal 1996 totaled $137,000 compared to $150,000 for fiscal 1995. Depreciation and amortization expense increased by 19.7% to $298,000 for fiscal 1996 from $249,000 for fiscal 1995, following a decrease of 19.2% from $308,000 for fiscal 1994. The increase in depreciation was due to the addition of bonus poker gaming machines placed in service for fiscal 1996, net of slot machines sold.

      SC had other expense (net of other income) of $240,000 for fiscal 1996, $122,000 for fiscal 1995 and $136,000 for fiscal 1994. The increase in other expense is the result of a loss due to a write-off of equipment and leasehold improvements deemed worthless when Charlie's Saloon was abandoned on April 21, 1996.

     Income Taxes

     As a result of the termination of its election to be treated as an S corporation, SC became liable for income taxes on income earned from and after January 1, 1994. Prior to such termination, SC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect of income of SC. See "Item 13. Certain Relationships and Related Transactions" and "Notes to Financial Statements Sunset Coin, Inc. - Summary of Significant Accounting Policies - Income Taxes; Related Party Transactions." In fiscal 1996, no estimated income tax payments were paid. In fiscal 1995 and fiscal 1994, SC made estimated income tax payments of $102,000 and $187,000 for the respective time periods. These payments were based upon an anticipated effective federal income tax rate approximating the statutory rate of 34%.

     Liquidity and Capital Resources

      For fiscal 1996, cash provided by operating activities decreased to $1,003,000 from $1,139,000 for fiscal 1995 and $1,458,000 for fiscal 1994. The decrease in fiscal 1996 is attributable to a $307,000 decrease in net income, a $49,000 increase in depreciation and amortization, offset by the net effect of decreases in receivables and increases in payables. Cash provided by operating activities for fiscal 1995 decreased from 1994 by $319,000, attributable to a $322,000 decrease in net income, a $59,000 decrease in depreciation and amortization, a $29,000 decrease in provision for losses on notes receivable recorded during the period as partially offset by an increase in receivables and payables.

      Cash flows used in investing activities were $180,000 for fiscal 1996, which includes $208,000 in capital expenditures and $72,000 in loans to related parties including loans to AC that were utilized to pay interest on the AC Notes. SC's proceeds from the sale of fixed assets were $12,000 and the repayment of a note receivable were $88,000.

      Cash flows from financing activities for fiscal 1996 were $207,000, reflecting proceeds from notes payable of $109,000, offset by principal payments on notes of $316,000.

      SC's indebtedness includes the stockholder notes and notes collateralized by its gaming equipment and other assets. The collateralized notes bear interest at annual rates of approximately 10.89%, in the case of fixed rate loans, or at prime plus 1.5% in the case of a collateralized line of credit, the outstanding aggregate balance of which was converted to a note at July 1, 1994, with monthly payments through June 1998. SC requested advances through October 28, 1995, at which time the Company's right to receive advances under the agreement was terminated. The $1.5 million non-revolving line of credit includes an acceleration clause which would cause the full amount of the obligation to become due on demand if a material adverse change occurs in the borrower's financial condition, business operations or ownership or management.

     In July 1994, SC entered into an agreement with a bank for a $1,200,000 non-revolving line of credit. Each advance under the line shall be evidenced by a separate promissory note with a maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. During fiscal 1995, SC drew down an aggregate of $738,000 and in fiscal 1996, an aggregate of $109,000 of the non-revolving line of credit with various monthly payments through April 2001. Advances under the agreement bear interest at the bank's prime rate plus 1.5% to 2.0%. SC's management believes that it has sufficient funds through cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. Such guarantee will be released upon AC's achievement of a fixed charge coverage ratio of 2.25 to 1, which is not currently anticipated to occur.

      Because AC is in technical default under the Indenture governing the AC Notes, the AC Notes could be accelerated. See "Arizona Charlie's, Inc._Liquidity and Capital Resources." In such event, AC is not expected to have the resources to pay the AC Notes. In addition, AC is expected to have liability under its guarantee of the CQC Notes which may exceed the amount which it could immediately support or repay. In either case, SC, as guarantor of the AC Notes, would have liability under its guarantee, and such liability would likely exceed the amount which it could immediately support. Accordingly, substantial doubt exists about SC's ability to continue as a going concern if the AC Notes or CQC Notes are accelerated if CQC is unable to sell its assets. See "Notes to Financial Statements - Sunset Coin, Inc. - Guarantee Obligation, Management's Plans and Going Concern."

     Competitive Environment

     As SC's gaming machine route contracts reach maturity, SC is required to compete for renewals with numerous route operators in the Las Vegas area, some of which are significantly larger and better capitalized and manage substantially more gaming machines than SC. Although SC's management believes that the continuing expansion of the Las Vegas gaming market has resulted in substantial growth of the local residential population, the market in which SC generates the majority of its route business, there can be no assurance that increased competition for gaming machine route locations will not have an adverse impact on the future revenues. In addition, the spread of legalized gaming into new jurisdictions may also impact the competitive position of SC. See "Item 1. Business - Sunset Coin, Inc."

     Inflation

      Management believes that SC's results of operations are not dependent upon, or materially affected by, the rate of inflation.

Item 8.    Financial Statements and Supplementary Data

      The Index to Financial Statements and Schedules appears at page F-1 hereof, the Report of Registrant's Independent Auditors appears at page F-2 hereof, and the Financial Statements and Notes to Financial Statements of the Registrant and SC appear at page F-3 through F-24 hereof and page F-25 through F- 43 hereof, respectively.

Item 9.      Changes  in  and  Disagreements  with  Accounts   on
      Accounting and Financial Disclosure

     Not Applicable.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following are filed as part of this Report:

     (a)1.     Financial Statements
          An Index to Financial Statements and Schedule appears at page F-1 hereof

     (b)2.     Financial Statement Schedules
          The following Financial Statement Schedules are filed herewith:


     (a)3.     Exhibits



    2.1 Agreement of Reorganization dated November 16, 1993, by and among Becker Gaming, Inc. ("BGI"), Arizona Charlie's, Inc. ("Arizona Charlie's"), Sunset
           Coin, Inc. ("Sunset Coin"), Becker Gaming Group, Inc. ("Becker Gaming Group"), Capitol Queen & Casino, Inc. ("Capitol Queen"), Charlie's Land Company ("CLC") , and each of Ernest A. Becker, III, Ernest A. Becker, IV, Barry W. Becker and Bruce F. Becker (collectively, the "Beckers").*

    3.1    Articles of Incorporation of Arizona Charlie's.*

    3.2    Amended and Restated By-Laws of Arizona Charlie's.*

    3.3    Articles of Incorporation of Sunset Coin.*

    3.4    Amended and Restated By-Laws of Sunset Coin.*

    10.1   Purchase  Agreement  dated  November  15,  1993  among  BGI,  Arizona
           Charlie's, Capitol Queen, Sunset Coin and the purchasers named therein (the "Purchasers").*

    10.2 Indenture dated November 15, 1993 among Arizona Charlie's, as issuer, Sunset Coin, as guarantor, and IBJ Schroder Bank & Trust Company ("IBJ"), as trustee.*

    10.3 Indenture dated November 15, 1993 among Capitol Queen, as issuer, Arizona Charlie's, as guarantor, and IBJ, as trustee.*

    10.4 Fee and Leasehold Deed of Trust, Assignment of Leases and Subleases, Security Agreement and Fixture Filing dated November 15, 1993 by Arizona Charlie's and CLC, as grantors, to Land Title of Nevada, Inc., as trustee, for the benefit of IBJ, as collateral agent.*

    10.5   Security Agreement dated November 15, 1993 between
           Arizona Charlie's and IBJ, as collateral agent.*

    10.6 Stock Pledge Agreement dated November 15, 1993 between Arizona Charlie's and IBJ, as collateral agent.*

    10.7 Collateral Agency Agreement dated November 15, 1993 among Arizona Charlie's, CLC and IBJ, as trustee and collateral agent.*

    10.8 Disbursement and Escrow Agreement dated November 15, 1993 among Arizona Charlie's and IBJ, as escrow agent, trustee and collateral agent.*

    10.9 Registration Rights Agreement dated November 15, 1993 among Arizona Charlie's, Sunset Coin and the
           Purchasers.*

    10.10 Registration Rights Agreement dated November 15, 1993 among Capitol Queen, Arizona Charlie's and the
           Purchasers.*

    10.11 Promissory Notes dated December 24, 1993 made by each of the Beckers in favor of Arizona Charlie's. *

    10.12  Tax Indemnity Agreement dated December 24, 1993 among
           Arizona Charlie's, Sunset Coin, Becker Gaming Group and each of the Beckers. Included at Exhibit G to
           Exhibit 2-1 hereof.*

    10.13 Form of Management Agreement to be entered into between BGI and each of Arizona Charlie's, Capitol Queen, Sunset Coin and Becker Gaming Group. Included at Exhibit I to Exhibit 2-1 hereof.*

    10.14 Form of Tax Allocation Agreement to be entered into between BGI and each of Arizona Charlie's, Sunset
           Coin, Becker Gaming Group and Capitol Queen. Included at Exhibit J to Exhibit 2-1 hereof.*

    10.15  Letter   Agreement  dated  September  10,  1993  among  BGI,  Arizona
           Charlie's, Capitol Queen and Ladenburg, Thalmann & Co., Inc., as placement agent.*

    10.16 Airplane lease dated April 18, 1989 between Arizona Charlie's and Las Vegas Auto Leasing.*

    10.17  Lease dated March 1, 1989 between CLC and Arizona
           Charlie's.*

    10.18 Leases dated May 1, 1988 and August 21, 1990 between Charleston Heights Shopping Center and Arizona Charlie's.*

    10.19 Land Purchase Option Contract dated January 4, 1993 between Linda Ann and Harvey L. McCray and Vernon M. and Joyce G. Burkhalter, as seller, and R.Q. Enterprises, as buyer; and Wire Transfer Order and Closing Document dated July 26, 1993 between Arizona Charlie's and First Interstate Bank of Nevada.*

    10.20 Building Contract dated December 10, 1993 between Arizona Charlie's and Marnell Corrao & Associates.*

    10.21 First Supplemental Indenture dated January 1, 1995 among Arizona Charlie's, as issuer, Sunset Coin, as guarantor, and IBJ, as trustee.

    10.22 First Supplemental Indenture dated January 1, 1995 among Capitol Queen, as issuer, Arizona Charlie's, as guarantor, and IBJ, as Trustee.

    10.23  Lease agreement between Arizona Charlie's, Inc. and
           Bruce F. Becker.

- ----------
* All Exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 (33-75808) declared effective by the Securities and Exchange Commission on May 20, 1994.

     (b)  Reports on Form 8-K
          None.
                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARIZONA CHARLIE'S, INC.


Dated: September 27, 1996          By:  /s/ Bruce F. Becker
                                       ------------------------
                                      Bruce F. Becker, President
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of September, 1996.


        Signature                  Title


/s/ Bruce F. Becker                President, Chief Executive
- -------------------------          Officer (Principal
Bruce F. Becker                    Executive Officer) and
                                    Director


/s/ Jerry Griffis                  Controller (Principal
- -------------------------          Financial and
Jerry Griffis                      Accounting Officer


/s/ Barry W. Becker                Director
- -------------------------
Barry W. Becker


/s/ Ernest A. Becker, III          Director
- -------------------------
Ernest A. Becker, III


/s/ Ernest A. Becker, IV           Director
- -------------------------
Ernest A. Becker, IV


Supplemental  Information  to  be Furnished  With  Reports  Filed
Pursuant  to Section 15(d) of the Act by Registrants  Which  Have
Not Registered Securities Pursuant to Section 12 of the Act

      The Company has not and does not intend to send to its security holders any annual report with respect to the Registrant's most recent fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to a meeting of security holders.



           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



ARIZONA CHARLIE'S, INC.
     Report of Independent Accountants
     Balance Sheets as of June 30, 1996 and 1995
     Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994 Statements of Stockholder's Equity (Deficit) for the Years Ended 1996, 1995 and 1994 Statements of Cash Flows for the Years Ended June 30, 1996,
          1995 and  1994
     Notes to Financial Statements

SUNSET COIN, INC.
     Report of Independent Accountants Balance Sheets as of June 30, 1996 and 1995 Statements of Income for the Years Ended June 30, 1996,
          1995 and 1994
     Statements of Stockholder's Equity for the Years Ended
          June 30, 1996, 1995 and 1994
     Statements of Cash Flows for the Years Ended June 30, 1996,
          1995 and 1994
     Notes to Financial Statements




ARIZONA CHARLIE'S, INC.

     Schedule II    Valuation and Qualifying Accounts as of
                    and for the Years Ended June 30, 1996,
                    1995 and 1994

SUNSET COIN, INC.

     Schedule II    Valuation and Qualifying Accounts as of
                    and for the Years Ended June 30, 1996,
                    1995 and 1994



Schedules other than those listed above are omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes to the financial statements. Columns omitted from schedules filed have been omitted because the information is not applicable.


                        REPORT OF INDEPENDENT ACCOUNTANTS
                                  ------------

To the Board of Directors
Arizona Charlie's, Inc.


We have audited the financial statements and the financial statement schedule of Arizona Charlie's, Inc. (a wholly owned subsidiary of Becker Gaming, Inc.) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Charlie's, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Arizona Charlie's, Inc. ("AC") will continue as a going concern. As more fully described in Note 2, AC is in default of debt covenants, resulting in the classification of such debt as currently payable. AC is also obligated as a guarantor under indebtedness of an affiliated company, and such indebtedness is also in default. AC does not have sufficient resources to repay the indebtedness or honor its guarantee on a current basis and management's plans are also described in Note
2. These matters raise substantial doubt about the ability of Arizona Charlie's, Inc. to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Arizona Charlie's, Inc. do not include any adjustment that might result from the outcome of this uncertainty.





Las Vegas, Nevada
August 9, 1996

================================================================================
                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                  BALANCE SHEET
                          As Of June 30, 1996 and 1995
                             (Dollars In Thousands)
                                   ----------
================================================================================


                                     ASSETS

                                                           1996            1995
                                                       --------        --------
Current assets:

   Cash and cash equivalents....................       $  4,591        $  5,404
   Restricted cash, in escrow account...........             10              10
   Trade and other accounts receivable..........            473             658
   Receivable from related parties..............          1,539             820
   Notes receivable from related party..........             --           4,416
   Inventories .................................            575             661
   Prepaid expenses ............................          1,118           1,162
                                                       --------        --------
      Total current assets......................          8,306          13,131
                                                       --------        --------
Property and equipment:
   Building and improvements ...................         37,488          37,485
   Furniture and equipment......................         22,575          22,609
   Land improvements ...........................          1,628           1,628
                                                       --------        --------
                                                         61,691          61,722
   Less, accumulated depreciation ..............        (16,218)        (13,572)
                                                       --------        --------
                                                         45,473          48,150
   Land ........................................            208             208
                                                       --------        --------
        Net property and equipment..............         45,681          48,358
                                                       --------        --------
Other assets:
   Receivable from related party, noncurrent....            987             240
   Deposits and other ..........................            460             551
   Notes receivable from related party .........           --             4,416
   Financing costs, less accumulated
     amortization of $1,366 (1996)
     and $880 (1995)                                      2,507           2,993
                                                       --------        --------

        Total other assets......................          8,370           3,784
                                                       --------        --------

        Total assets ...........................       $ 62,357        $ 65,273
                                                       ========        ========



            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                          1996             1995
                                                      --------         --------
Current
liabilities:
  Trade accounts payable......................        $  1,452         $  1,449
  Construction accounts payable ..............            --
  Accounts payable to related parties.........               4                3
  Accrued expenses ...........................           3,323            3,097
  Management fees due Becker Gaming, Inc......           4,682            3,287
  Notes payable...............................             110              121
  Notes payable to related party..............           2,250            2,250
  Current portion of
     obligations under capital leases.........              15                4
  Long-term debt classified as
     current due to default
     under covenants .........................          55,000             --
                                                      --------         --------

         Total current liabilities............          66,836           10,211

Long-term debt, less current portion..........           --              55,000
Subordinated notes payable to prior
  stockholders ...............................           5,000            5,000
Obligations under capital leases,
  less current portion .........                            22                4
                                                      --------         --------

         Total liabilities....................          71,858           70,215
                                                      --------         --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, no par value, 2,500
     shares authorized, 1,000 shares
     issued and outstanding...................             469              469
  Retained earnings (deficit).................          (9,970)          (5,411)
                                                      --------         --------
         Total stockholder's equity
          (deficit).................                    (9,501)          (4,942)
                                                      --------         --------

         Total liabilities and
         stockholder's equity (deficit).......        $ 62,357         $ 65,273
                                                      ========         ========

The accompanying notes are an integral part of these financial statements.
================================================================================
                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF OPERATIONS
                             (Dollars In Thousands)

================================================================================
                                                   Year Ended June 30,
                               ------------------------------------------------
                                             1996        1995        1994
Revenues:
  Gaming .............................   $ 52,831    $ 47,466    $ 38,955
  Food and beverage ..................     13,204      10,647       8,459
  Hotel ..............................      3,208       2,614       1,219
  Bowling ............................       -            -           251
  Gift shop ..........................        590         577         535
  Management fee from affiliates .....       -            -           281
  Other ..............................      1,145         912         399
                                         --------    --------    --------

      Gross revenues .................     70,978      62,216      50,099

Less, promotional allowances .........     (7,677)     (5,134)     (3,652)
                                         --------    --------    --------

      Net revenues ...................     63,301      57,082      46,447
                                         --------    --------    --------

Operating expenses:
  Gaming .............................     18,612      15,359      11,681
  Food and beverage ..................     12,511      11,388       8,389
  Hotel ..............................      1,413       1,377         714
  Bowling ............................        -           -           387
  Gift shop ..........................        475         450         458
  Advertising and promotion ..........      4,726       3,837       3,093
  General and administrative .........     17,660      15,358      13,867
  Payments under guarantee obligation         601       1,592         -
  Management fee - Becker Gaming, Inc.      1,396       3,099         188
  Rent expense paid to related party .        217         191         343
  Depreciation and amortization ......      3,491       3,373       2,222
                                         --------    --------    --------

      Total operating expenses .......     61,102      56,024      41,342
                                         --------    --------    --------
      Operating income ...............      2,199       1,058       5,105
                                         --------    --------    --------

Other income (expenses):
  Interest income ....................        286         580         769
  Interest expense ...................     (7,095)     (7,250)     (5,223)
  Interest capitalized ...............                    676         460
  Other, net .........................         51         -            23

      Total other expenses ...........     (6,758)     (5,994)     (3,971)
                                         --------    --------    --------

    Net (loss)income before income tax     (4,559)     (4,936)      1,134

    Provision for income taxes                -           -           -
                                         --------    --------    --------

    Net (loss) income ................   $ (4,559)   $ (4,936)   $  1,134
                                         ========    ========    ========


The accompanying notes are an integral part of these financial statements.

================================================================================


                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc. )

                  STATEMENTS  OF  STOCKHOLDER'S  EQUITY  (DEFICIT) For The Years
                Ended June 30, 1996, 1995 And 1994
                             (Dollars In Thousands)
================================================================================

                                                           Additional
                                         Common Stock      Paid-in
                                      Shares     Amount    Capital
                                      ------    -------    ------

Balances, June 30, 1993 ............   1,000    $ 1,513        $-

 Distributions to stockholders .....
 Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of S
     corporation election ..........    --         --         732
 Contribution of land from
     Becker Gaming, Inc. ...........    --         --         208
 Forgiveness of receivable from
     Charlie's Land Company in
     connection with the
     Reorganization ................    --         --        (729)
 Net transfer of certain assets
     and liabilities to Becker
     Gaming, Inc. as part of
     the Reorganization ............    --       (1,044)     (211)
 Net income ........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1994 ............   1,000        469      --


 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1995 ............   1,000        469      --

 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1996 ............   1,000    $   469      $-
                                      ======    =======    ======


                                    Retained
                                    Earnings
                                      (Deficit)    Total
                                      -------    -------

Balances, June 30, 1993 ............  $ 4,440    $ 5,953

 Distributions to stockholders .....   (5,317)    (5,317)
 Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of S
     corporation election ..........     (732)      --
 Contribution of land from
     Becker Gaming, Inc. ...........     --          208
 Forgiveness of receivable from
     Charlie's Land Company in
     connection with the
     Reorganization ................     --         (729)
 Net transfer of certain assets
     and liabilities to Becker
     Gaming, Inc. as part of
     the Reorganization ............     --       (1,255)
 Net income ........................    1,134      1,134
                                      -------    -------

Balances, June 30, 1994 ............     (475)        (6)


 Net loss ..........................   (4,936)    (4,936)
                                      -------    -------

Balances, June 30, 1995 ............   (5,411)    (4,942)

 Net loss ..........................   (4,559)    (4,559)
                                      -------    -------

Balances, June 30, 1996 ............  $(9,970)   $(9,501)
                                      =======    =======

The accompanying notes are an integral part of these financial statements.
- --------------------------------------------------------------------------------

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1. Summary Of Significant Accounting Policies:

Nature Of Operations
- --------------------

Arizona Charlie's, Inc. ("AC" or the "Company") owns and operates a casino and related hotel in Las Vegas, Nevada.

In connection with the financing transaction more fully discussed in Note 6, the stockholders of AC exchanged all of their stock in the Company for stock of Becker Gaming, Inc. ("BGI") (the "Reorganization") and, effective June 1, 1994, AC became a wholly owned subsidiary of BGI. BGI has no independent activities other than providing management and administrative services to, and exploring and developing business opportunities for its subsidiaries, and serves as a holding company for AC and the following entities:

     o Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation in the development stage of construction of a riverboat casino in Jefferson City, Missouri (the "Capitol Queen").

     o Sunset Coin, Inc. ("SC"), a Nevada corporation which operates a Las Vegas gaming machine route and service business.

     o Becker Gaming Group ("BGG"), a Nevada corporation which, together with its wholly owned subsidiary Innerout, Inc., owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

As a part of the Reorganization described above, the following transactions occurred:

     o The stockholders of BGI caused the ownership of the land underlying and adjacent to Arizona Charlie's to be transferred to the Company from Charlie's Land Company ("CLC"), an entity also then owned by the BGI stockholders. The land was first conveyed to BGI by CLC in exchange for BGI stock and then contributed by BGI to AC at its historical cost basis of approximately $208,000. Concurrent with the transfer of land, AC forgave $729,000 due the Company from CLC which arose in November 1993 when the Company paid-off CLC's mortgage on the land in contemplation of the Reorganization.

    o Certain property and equipment, consisting of aircraft and boats with a net book value of approximately $5,254,000, accounts payable relating to such property and equipment of approximately $252,000, and related encumbrances in the form of capital lease obligations totaling approximately $3,900,000, were transferred from AC to BGI. In addition, certain prepaid expenses totaling approximately $153,000 were transferred from AC to BGI. Such prepaid expenses consisted primarily of insurance related to certain personnel who were transferred from the Company to BGI in connection with the Reorganization. The net effect of the above transactions was to transfer net assets with a historical book value of approximately $1,255,000.

The forgiveness of indebtedness from CLC and the transfer of net assets to BGI are reflected as distributions to stockholders in the Company's June 30, 1994 Statement of Stockholder's Equity
(Deficit).

Subsequent to the Reorganization, certain overhead expenses of the Company (primarily related to executive compensation), have been eliminated. However, effective June 1, 1994, the Company is required to pay a management fee to BGI in connection with executive services equal to a percentage of the Company's gross operating revenues. Under the AC Indenture, no management fees will be payable by AC until completion of AC's ongoing expansion project and such time as AC has attained a specified fixed charge coverage ratio of 2.25 to 1.
However, such fees accrue until paid. See Note 9 of AC's Notes to Financial Statements.

Gaming Revenue
- --------------

In accordance with industry practice, the Company recognizes as gaming revenue the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances
- ----------------------

The retail value of hotel accommodations, food, beverage and gift shop items provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations, as follows:

                                             Years Ended June 30,
                                             --------------------
                                         1996      1995      1994
                                         ----      ----      ----
           Hotel .........             $  261    $  164    $  119
           Food & Beverage              3,824     2,260     2,005
                                        -----     -----     -----

                                       $4,085    $2,424    $2,124
                                       ======    ======    ======


Cash Equivalents And Concentration Of Credit Risk
- -------------------------------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash on deposit with financial institutions in excess of federally insured amounts.

Inventories
- -----------

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property And Equipment
- ----------------------

Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is credited or charged to income, as appropriate.

Building, building improvements and land improvements are depreciated using the straight-line method over estimated useful lives of 5 to 40 years. Furniture and equipment are depreciated using straight-in declining balance methods over estimated useful lives of 5 to 10 years.

Financing Costs
- ---------------

Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

Preopening Expense
- ------------------

Certain preopening costs, consisting principally of personnel cost, training and other costs directly associated with the opening of new hotel-casino or significant expansions of the existing hotel-casino are capitalized and charged to expense over a period not to exceed one year following the commencement of related operations. During the year ended June 30, 1994, the Company capitalized $27,000 of preopening costs which were amortized during the year ended June 30, 1995 after the expansion was completed. During the years ended June 30, 1996 and 1995, the Company did not capitalize any preopening costs.

Federal Income Taxes
- --------------------

Prior to January 1, 1994,  the Company was taxed under Section 1362  (Subchapter
S) of the Internal Revenue Code, which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the Company's taxable income or loss. Therefore, these financial statements do not include any provision or liability for corporate income taxes for the periods prior to December 31, 1993.

Effective January 1, 1994, the Company terminated its S corporation election and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment position or results of operations.

In connection with the Reorganization, beginning June 1, 1994, the Company is included in the consolidated federal income tax returns filed by BGI. AC's tax allocation is based on the amount of tax it would incur if it filed a separate return, except the Company does not receive any benefit from carrybacks to prior years.

Reclassifications
- -----------------

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.

Use of Estimates in the Preparation of Financial Statements
- -----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to the matters discussed in Note 2.


2.CQC Gaming License, Default Under Indebtedness, Management's Plans, and Going Concern:

AC has guaranteed the payment of principal and interest of 12% First Mortgage Notes due November 15, 2000 issued by CQC, of which $20,000,000 principal amount and $2,400,000 in past-due accrued interest are outstanding at June 30, 1996. CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). As of January 1, 1995, the indenture governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The first step repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and $1,200,000 on May 15, 1996 and AC did not have available funds to advance on behalf of CQC. AC is also in default of certain covenants under its indebtedness (the "AC Notes", as more fully described in Note 6). AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources (including a guarantee of the AC Notes by SC, as more fully described in Note 6) to repay the AC Notes on a current basis and satisfy its guarantee obligation with respect to the CQC Notes. In connection with the decision to abandon the project, CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. at a purchase price of $18,000,000, which price exceeded the carrying value of the CQC assets. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of its Development Agreement with CQC, that Aerie be found preliminarily suitable to hold a Missouri Gaming license, and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the December 31, 1995 expiration date passed.

CQC continues to market its riverboat assets to prospective buyers and Management of the Company, AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.



3.Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the years ended June 30, 1996, 1995 and 1994:

                                               1996         1995         1994
                                               ----         ----         ----
Interest paid, net of amounts
  capitalized ........................   $7,116,000   $7,115,000   $3,883,000
                                         ==========   ==========   ==========

Capitalized lease obligations
  incurred ...........................   $   34,000   $    9,000   $3,650,000
                                         ==========   ==========   ==========

Net transfer of assets and
  liabilities to Becker Gaming, Inc. .   $     --     $     --     $1,255,000
                                         ==========   ==========   ==========
Contribution of land to AC from
  Becker Gaming, Inc. ................   $     --     $     --     $  208,000
                                         ==========   ==========   ==========
Net transfer of assets and related
  liabilities from Becker Gaming, Inc.   $     --     $   25,000   $     --
                                         ==========   ==========   ==========


4.Accrued Expenses:

Major classes of accrued expenses consist of the following as of June 30, 1996 and 1995:

                                             1996         1995
                                             ----         ----
     Wages payable and accrued salaries   $  811,000   $  703,000
     Accrued vacation .................      306,000      251,000
     Group insurance ..................      352,000      300,000
     Gaming taxes .....................      239,000      260,000
     Payroll and other taxes ..........      405,000      381,000
     Progressive slot liability .......       88,000       94,000
     Other accrued expenses ...........      128,000       93,000
     Accrued interest .................      994,000    1,015,000
                                             -------    ---------

                                          $3,323,000   $3,097,000
                                          ==========   ==========


5.Notes Payable:

Notes payable consist of the following as of June 30, 1996 and 1995:

                                                           1996         1995
                                                           ----         ----
 Related parties:
      Notes payable to SC with interest at 5.56%
      uncollaterized and due May 1997 ............   $2,250,000   $2,250,000

 Nonrelated parties:
      5.96% note payable in monthly
      installments of $22,352, including interest,
      through January, 1997, uncollateralized ....   $  110,000   $  121,000
                       -----                         ----------   ----------

                   Total notes payable ...........   $2,360,000   $2,371,000
                                                     ==========   ==========




6.Long-Term Debt:

Long-term debt consists of the following as of June 30, 1996 and 1995:

                                                      1996          1995
                                                      ----          ----
12% First  Mortgage  Notes Due November 15,
2000 (the "AC Notes") with  interest
payable semiannually classified as
currently payable due to defaults under
 covenants (see below) .................       $55,000,000   $55,000,000
                                               ===========   ===========


On November 18, 1993, the Company completed a private placement of the AC Notes. The offering generated net proceeds of approximately $33,684,000 (after deducting debt issue costs of approximately $16,294,000 and $497,000 used to repay principal and accrued interest, respectively, to a bank which was due and payable on November 18, 1993). The AC Notes are guaranteed by SC (which guarantee is subject to release upon completion of the Expansion which management believes has been satisfied, and the attainment of a fixed coverage ratio by the Company of 2.25 to 1, following the completion of the Expansion, which has not been satisfied) and are collateralized by a first mortgage on substantially all of assets of the Company, including the Expansion.

As of June 30, 1996, AC is in default of certain debt covenants under the Indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture, and (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture. Such advances remain outstanding at June 30, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement, defined in the AC Indenture. Under the terms of the Indenture, AC is technically required to offer to buy back $11,000,000 of the outstanding AC Notes at June 30, 1996 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. AC has not made such offer and does not intend to do so while the discussions with the Bondholder Committee are in process. As a result of these defaults under covenants, the AC Notes have been classified as currently payable in the accompanying financial statements. Management's plans are more fully described in Note 2.

The Indenture governing the AC Notes (the "Indenture") limits the use of the net proceeds from the offering to fund the cost of the Expansion. The proceeds were placed in escrow with a trustee pending draw-downs for qualifying project expenditures and are classified as restricted cash, in escrow account, in the accompanying financial statements. The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain assets sales, all as defined in the Indenture. The Company has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

The Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, SC, to pay dividends or management fees, or incur additional indebtedness. The Indenture also requires the Expansion to be completed in a specified manner and time frame, which management believes has been achieved.

In connection with AC's guarantee of the CQC Notes, the Indenture governing the CQC Notes imposes certain restrictive covenants on the Company, including minimum cash flow and net worth requirements and restrictions on additional borrowings and distributions of earnings.


7.Income Taxes:

During the period from January 1, 1994 (the effective termination date of the Company's S corporation election) to June 30, 1994 and for the fiscal years ended June 30, 1996 and 1995, the Company incurred net operating losses for federal income tax purposes, and accordingly, these financial statements do not include a provision for federal income taxes.

The components included in determining the provision for income taxes are shown below for the years ended June 30, 1996, 1995 and 1994:

                                             1996           1995           1994
                                             ----           ----           ----
Tax provision at federal income tax
     statutory rate ...............   $(1,550,000)   $(1,678,000)   $   386,000
Income tax liability borne by
     stockholders during period of
     S corporation status .........          --             --         (538,000)
Increase (decrease) in taxes
     resulting from:
     Unrecognized tax benefit from
     net operating losses .........     1,489,000      1,633,000        122,000
     Other ........................        61,000         45,000         30,000
                                           ------         ------         ------

              Income tax provision    $      --      $      --      $      --
                                         =======        =======        =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of June 30, 1996 and 1995 were as follows:

                                                  1996           1995
                                                  ----           ----

Liabilities
Depreciation ...........................   $   542,000    $      --
                                           -----------    -----------

Assets

Allowances for bad debts ...............       745,000        541,000
Federal net operating loss carryforwards     3,119,000      1,292,000
Other ..................................          --            7,000
                                           -----------    -----------

         Total deferred tax assets .....     3,864,000      1,840,000

Valuation allowance ....................    (3,322,000)    (1,840,000)
                                            ----------     ----------

         Net deferred taxes ............   $      --      $      --
                                           ===========   ===========

As of June 30, 1996, the Company had a federal net operating loss carryforward of approximately $9,174,000 which expires between 2009 and 2011.

8.Leases And Commitments:

The Company has entered into capital lease agreements whereby the Company leases various equipment under three-and five-year leases which expire at various dates through 2000.

Property and equipment includes the following property leased under capital leases as of June 30, 1996 and 1995:

                                    1996        1995
Equipment ...................   $ 43,000    $ 67,000
Less accumulated depreciation     (3,000)    (23,000)
                                  ------     -------

                                $ 40,000    $ 44,000
                                ========    ========

The Company leases office space under a 10-year operating lease, which expires in 1998, from Charleston Heights Shopping Center ("CHSC"), a company related through common ownership, as more fully described in Note 9.

Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1996:

                                                 Capital Lease  Operating Leases
                                                 -------------  ----------------
1997                                                   15,000        242,000
1998                                                   11,000        226,000
1999                                                   11,000           --
2000                                                   10,000           --
                                                       ------        ------

       Total minimum lease payments ..........       $ 47,000       $468,000
                                                                    ========

Less amount representing interest ............         10,000
                                                       ------
       Present value of net minimum
        lease payments .                               37,000

Less current portion .........................         15,000
                                                       ------
       Obligations under capital leases,
        noncurrent                                   $ 22,000
                                                     ========



The total rental expense under operating leases is as follows for the years ended June 30, 1996, 1995 and 1994:

                                    1996       1995       1994
                                    ----       ----       ----
Noncancellable airplane hangar
     and equipment leases ....   $   --     $   --     $110,000
Land and office leases .......    217,000    191,000    344,000
                                  -------    -------    -------
                                 $217,000   $191,000   $454,000
                                 ========   ========   ========



9.Related-Party Transactions:


The following balances due to or from related parties existed as of June 30, 1996 and 1995. The identified realted parties are stockholders of the Company or affiliated companies related through common ownership.


                                             June 30, 1996
                                             -------------
                                   Current     Noncurrent      Notes
                               Receivables    Receivables    Receivable
                               -----------    -----------   -----------
Former Stockholders of the
Company .....................  $    14,000    $   165,000          --
BGI .........................    1,400,000        747,000   $ 4,416,000
Sunset Coin .................       47,000           --            --
Becker Vending ..............         --             --            --
Becker Enterprises ..........        1,000           --            --
CQC .........................      993,000           --       1,200,000
BGG:
    Charlie's Lakeside ......       (7,000)          --            --
    Charlie's Bar ...........       10,000           --            --
    Cantina Charlie's .......       11,000           --            --
    Cariba Charlie's ........       13,000         75,000          --
    Charlie's Saloon ........        6,000           --            --
    Charlie's Down Under ....       44,000           --            --

                               -----------    -----------   -----------
Total .......................    2,532,000        987,000     5,616,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ........     (993,000)          --      (1,200,000)
                               -----------    -----------   -----------


                               $ 1,539,000    $   987,000   $ 4,416,000
                               ===========    ===========   ===========

                                   Management
                                    Fee and                  Subordinated
                                    Accounts      Notes        Notes
                                    Payable      Payable      Payable
                                    ----------   ----------   ----------
Former Stockholders of the
Company .........................   $    4,000         --     $5,000,000
BGI .............................    4,682,000         --           --
Sunset Coin .....................         --     $2,250,000         --
Becker Vending ..................         --           --           --
Becker Enterprises ..............         --           --           --
CQC .............................         --           --           --
BGG:
    Charlie's Lakeside ..........         --           --           --
    Charlie's Bar ...............         --           --           --
    Cantina Charlie's ...........         --           --           --
    Cariba Charlie's ............         --           --           --
    Charlie's Saloon ............         --           --           --
    Charlie's Down Under ........         --           --           --

                                    ----------   ----------   ----------
Total ...........................    4,686,000    2,250,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ............         --           --           --

                                    ----------   ----------   ----------
                                    $4,686,000   $2,250,000   $5,000,000
                                    ==========   ==========   ==========



                                  June 30, 1995
 -------------------------------------------------------------------------------


                                     Current        Noncurrent       Notes
                                    Receivables     Receivables    Receivable
                                    -----------    -----------   -----------
Former Stockholders of the
Company ..........................  $    25,000    $   165,000          --
BGI ..............................      608,000           --     $ 4,416,000
Sunset Coin ......................      103,000           --            --
Becker Vending ...................       10,000           --            --
Becker Enterprises ...............        1,000           --            --
CQC ..............................      392,000           --       1,200,000
BGG:
    Charlie's Lakeside ...........       (7,000)          --            --
    Charlie's Bar ................        6,000           --            --
    Cantina Charlie's ............        9,000           --            --
    Cariba Charlie's .............       11,000         75,000          --
    Charlie's Saloon .............       12,000           --            --
    Charlie's Down Under .........       42,000           --            --
                                    -----------    -----------   -----------
Total ............................    1,212,000        240,000     5,616,000
Less:  Allowance for doubful
        collection of amounts
        due from CQC .............     (392,000)          --      (1,200,000)
                                    -----------    -----------   -----------
                                    $   820,000    $   240,000   $ 4,416,000
                                    ===========    ===========   ===========


                                     Management Fee             Subordinated
                                      and Accounts    Notes        Notes
                                         Payable     Payable      Payable
                                      ----------   ----------   ----------
Former Stockholders of the
Company ...........................   $    3,000         --     $5,000,000
BGI ...............................    3,287,000         --           --
Sunset Coin .......................         --     $2,250,000         --
Becker Vending ....................         --           --           --
Becker Enterprises ................         --           --           --
CQC ...............................         --           --           --
BGG:
    Charlie's Lakeside ............         --           --           --
    Charlie's Bar .................         --           --           --
    Cantina Charlie's .............         --           --           --
    Cariba Charlie's ..............         --           --           --
    Charlie's Saloon ..............         --           --           --
    Charlie's Down Under ..........         --           --           --

                                      ----------   ----------   ----------
Total .............................    3,290,000    2,250,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ..............         --           --           --
                                      ----------   ----------   ----------


                                      $3,290,000   $2,250,000   $5,000,000
                                      ==========   ==========   ==========

CHSC owns the land on which the Company's administrative offices are located and, prior to the Reorganization, CLC owned the land on which the Company's operations are located. Rent expense paid to CHSC and CLC and included in results of operations of the Company was $217,000, $191,000 and $343,000, for the years ended June 30, 1996, 1995 and 1994, respectively. The rental fees include the cost of insurance, taxes and common area maintenance on the land.

Receivables from BGG, stockholders of the Company and BGI bear interest at 8.0%, 4.5% and 6.0%, respectively. Interest income from related parties was $245,000, $168,000 and $64,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

In anticipation of the January 1, 1994 termination of the Company's S corporation election, on December 24, 1993, the Company distributed $5,000,000 to its stockholders, representing previously taxed, undistributed income. This distribution was immediately loaned back to the Company by the stockholders in the form of subordinated notes payable, which bear interest at an annual rate of 10%, payable monthly, with the entire principal amount due on January 1, 2001.

Interest expense incurred under related-party notes was $508,000, $507,000 and $266,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

In May, 1995, CQC borrowed $1,200,000 from AC in order to have funds to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due May, 1996 with interest at the rate of 5.56%. Due to the current financial condition of CQC, management has determined that collectibility of the note, and of other advances of $301,000
(1995) and $692,000 (1996) made to CQC, is doubtful. Accordingly, provisions were made to fully reserve the advances and note payable and losses have been recorded in the accompanying financial statements as payments under guarantee obligations.

The Company has loaned to BGI an aggregate of approximately $4,416,000 to fund BGI's operating expenses from June 1994 through March 1995. The advances are interest bearing and have been classified as non-current based on Management's expectation for the timing of repayments from BGI. At June 30, 1996, the Company owed BGI approximately $4,682,000 in accrued management fees. Under the terms of the Indenture governing the AC Notes, these fees cannot be paid to BGI until a specified fixed charge coverage ratio is achieved.

Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995,
BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. These employees were originally employees of AC and were transferred to BGI in June 1994, when the Reorganization became effective. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of the BGI management fee to a net 1.0% of AC's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future.

Included in other revenues is income from management and accounting services performed by the Company for SC and BGG of $281,000 for the year ended June 30, 1994.

The Company's president operates a sole proprietorship under the name "Becker Vending" which places arcade, cigarette, music and other vending machines at Arizona Charlie's. The Company provides nominal collection and accounting services to Becker Vending in connection with these machines. The Company does not receive any rental fee or other payment from Becker Vending in connection with these agreements. Becker Vending retains all amounts deposited in its vending machines. Becker Vending also sells to the Company cigarettes, candy and similar items for resale in the Arizona Charlie's gift shop.

10.Contingencies:

The Company is subject to various litigation and claims which arise in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the disposition of all such pending litigation and claims will not have a material effect on the Company's results of operations, cash flows, or financial position.


11.    Defined Contributions Plan:

The Company has adopted a 401(k) Defined Contribution Plan (the "Plan") covering substantially all of its employees. Eligible employees may contribute up to 10% of their annual compensation to the Plan, up to certain limits prescribed by the Internal Revenue Service. The Company matches 25% of each eligible employee's contributions up to a maximum of 6% of their individual earnings. In addition, the Company contributes an amount equal to 2% of each participant's earnings. The Plan went into effect July 1, 1990.

The Company recorded charges for contributions of $495,000, $395,000 and $350,000 for the years ended June 30, 1996, 1995 and 1994, respectively.


12.  Fair Value of Financial Instruments:

The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes payable approximate their respective fair values due to the short-term maturities and approximate market interest rates of these instruments.

Management is unable to determine a fair value for the outstanding $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 of Arizona Charlie's, Inc. (the "AC Notes") or the outstanding $20,000,000 principal amount ($17,526,000 carrying amount at June 30, 1996) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"), which are guaranteed by AC. It is not practicable to determine the fair value of these financial instruments due to the debt covenant violations and related uncertainties involved in negotiations with the holders of AC Notes and CQC Notes, as more fully discussed in Note 2.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                  ------------


To the Board of Directors
Sunset Coin, Inc.


We have audited the financial statements and the financial statement schedule of Sunset Coin, Inc. (a wholly owned subsidiary of Becker Gaming, Inc.) listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunset Coin, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Sunset Coin, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is obligated as a guarantor under indebtedness of Arizona Charlie's, Inc. ("AC"), a company affiliated through common ownership, and such indebtedness is in default of covenants. AC is currently negotiating a restructuring of its indebtedness and management's plans are described in Note 2. Should AC be unsuccessful in modifying the indebtedness, the Company may be required to then satisfy its guarantee obligation. The Company does not have sufficient resources available to satisfy such obligation. These matters raise substantial doubt about the ability of Sunset Coin, Inc. to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Sunset Coin, Inc. do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, AC owes the Company approximately $2,250,000 resulting from advances made by the Company to AC. Due to the financial condition of AC, as described above, management of the Company believes it is reasonably possible that a portion of the notes receivable from AC will be uncollectible. However, an estimate of the loss cannot presently be determined.




Las Vegas, Nevada
August 9, 1996

================================================================================
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS

                          As Of June 30, 1996 And 1995
                             (Dollars In Thousands)
================================================================================
                                     ASSETS

                                                             1996          1995
                                                          -------       -------

Current assets:
  Cash .............................................      $ 1,122       $   506
  Current portion of notes receivable, net .........          117           175
  Notes receivable from related party ..............        2,250         2,250
  Other receivables ................................          274           146
  Prepaid expenses .................................           46            46
                                                          -------       -------
      Total current assets .........................        3,809         3,123
                                                          -------       -------
Property and equipment:

  Building and leasehold improvements ..............          174           461

  Furniture, fixtures and equipment ................        2,885         2,984
                                                          -------       -------

                                                            3,059         3,445
  Less, accumulated depreciation ...................       (1,370)       (1,710)
                                                          -------       -------
         Net property and equipment ................        1,689         1,735
                                                          -------       -------

Notes receivable, less current portion, net ........          194           267
Advances to related parties ........................          111            86
Other assets, less accumulated amortization
  of $24 (1996) and $19 (1995) .....................           88           138
                                                          -------       -------

      Total other assets ...........................          393           491
                                                          -------       -------

      Total assets .................................      $ 5,891       $ 5,349
                                                          =======       =======


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                 1996       1995
                                                               ------     ------

Current liabilities:
  Trade accounts payable .................................     $   44     $   69
  Accrued expenses .......................................        608        284
  Current portion of long- term debt .....................        279        255
                                                               ------     ------
        Total current liabilities ........................        931        608
                                                               ------     ------

Long-term liabilities:
   Long-term debt, less current portion ..................        502        664
   Subordinated notes payable to
     prior stockholders ..................................      3,000      3,000
                                                               ------     ------

      Total liabilities ..................................      4,433      4,272
                                                               ------     ------

Commitments and contingencies


Stockholder's equity:
  Common stock, no par value, 2,500 shares
   authorized, 400 shares issued and outstanding .........         27         27
  Retained earnings ......................................      1,431      1,050
                                                               ------     ------

      Total stockholder's equity .........................      1,458      1,077
                                                               ------     ------

      Total liabilities and stockholder's
      equity .............................................     $5,891     $5,349
                                                               ======     ======

The accompanying notes are an integral part of these financial statements.

================================================================================
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                              STATEMENTS OF INCOME
                             (Dollars In Thousands)
================================================================================

                                                     Year Ended
                                                      June 30,
                                      ----------------------------------------
                                           1996          1995        1994
                                      -----------   -----------  -----------
Revenues:
    Slot route:
       From locations controlled by       $2,370        $2,331       $2,333
related parties
       Other                                 153           279          375
    Slot service fees:
       From related                           93            77           71
parties
       Other                                  33            55           80
                                      -----------   -----------  -----------

         Total revenues                    2,649         2,742        2,859

Operating expenses:
    Slot route and service                 1,311         1,112          984
    General and                               86           103          132
administrative
    Management fee - Arizona                                             88
Charlie's, Inc.                                -             -
    Management fee -                         137           150           14
Becker Gaming, Inc.
    Depreciation and                         298           249          308
amortization
                                      -----------   -----------  -----------

       Total operating                     1,832         1,614        1,526
expenses
                                      -----------   -----------  -----------

       Operating income                      817         1,128        1,333
                                      -----------   -----------  -----------

Other income (expense):
    Interest income                          171           146           62
    Interest expense                       (398)         (356)        (189)
    Rental and other                         102           101
income                                                                    -
    Net loss on sales of                   (115)          (13)          (9)
equipment
                                      -----------   -----------  -----------

       Total other income                  (240)         (122)        (136)
(expense)
                                      -----------   -----------  -----------

       Income before                         577         1,006        1,197
income taxes

Provision for income taxes                 (196)         (318)        (187)
                                      -----------   -----------  -----------

       Net income                           $381          $688       $1,010
                                      ===========   ===========  ===========

The accompanying notes are an integral part of these financial statements.


================================================================================
                                SUNSET COIN, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                        STATEMENT OF STOCKHOLDER'S EQUITY

                For The Years Ended June 30, 1996, 1995 And 1994

                             (Dollars In Thousands)
================================================================================


                                                         Common
                                                          Stock
                                           -----------------------------------
                                                      Shares         Amount
                                                      ------         ------



Balances, June 30, 1993 ................                 400         $   34


  Distributions to stockholders ........                --             --

  Adjustment to retained earnings to
   reflect the termination of  S
   corporation election ................                --               (7)


   Net income ..........................                --             --
                                                      ------         ------

Balances, June 30, 1994 ................                 400             27


  Net income ...........................                --             --
                                                      ------         ------

Balances, June 30, 1995 ................                 400             27
                                                      ------         ------

   Net income ..........................                --             --
                                                      ------         ------

Balance, June 30, 1996 .................                 400         $   27
                                                      ======         ======



                                                            Retained
                                                            Earnings     Total
                                                             -------    -------


Balances, June 30, 1993 ..................................   $ 2,625    $ 2,659


  Distributions to stockholders ..........................    (3,280)    (3,280)

  Adjustment to retained earnings to
   reflect the termination of  S
   corporation election ..................................         7       --


   Net income ............................................     1,010      1,010
                                                             -------    -------

Balances, June 30, 1994 ..................................       362        389


  Net income .............................................       688        688
                                                             -------    -------

Balances, June 30, 1995 ..................................     1,050      1,077
                                                             -------    -------

   Net income ............................................       381        381
                                                             -------    -------

Balance, June 30, 1996 ...................................   $ 1,431    $ 1,458
                                                             =======    =======

The accompanying notes are an integral part of these financial statements.

================================================================================
                                SUNSET COIN, INC.

               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS

                             (Dollars In Thousands)
================================================================================

                                                          Year Ended June 30,
                                                   -----------------------------

                                                     1996       1995       1994
                                                  -------    -------    -------
Cash flows from operating activities:
  Net income ...................................  $   381    $   688    $ 1,010
                                                  -------    -------    -------
  Adjustments  to  reconcile  net  income
    to net  cash  provided  by  operating
    activities:
    Provision for losses on notes receivable ...       44         44         15
    Depreciation and amortization ..............      298        249        308
    Net loss on sales of equipment .............      115         13          9
    (Increase) decrease in operating assets
     Other receivables .........................     (128)       (49)        50
     Prepaid expenses ..........................     --           (2)        11
     Other assets ..............................       (6)       (59)      --
    Increase (decrease) in operating liabilities:
     Accounts payable ..........................      (25)        (6)        70
     Accrued expenses ..........................      324        260        (15)
                                                  -------    -------    -------

        Total adjustments ......................      622        450        448
                                                  -------    -------    -------

        Net cash provided by operating
         activities ............................    1,003      1,138      1,458
                                                  -------    -------    -------
Cash flows from investing activities:
  Capital expenditures .........................     (208)    (1,142)      (232)
  Proceeds from sales of equipment .............       12         26        209
  Decrease (increase) in advances to
   related parties .............................      (72)    (2,154)        48
  Issuance of notes receivable .................     --          (25)      (321)
  Repayments of notes receivable ...............       88        161        415
                                                  -------    -------    -------

        Net cash provided by (used in)
         investing activities ..................     (180)    (3,134)       119
                                                  -------    -------    -------
Cash flows from financing activities:
  Proceeds from notes payable ..................      109        738       --
  Principal payments on notes payable ..........     (316)      (176)      (211)
  Proceeds from subordinated notes payable
   to stockholders .............................     --         --        3,000
  Distributions to prior stockholders ..........     --         --       (3,280)
                                                  -------    -------    -------
        Net cash used in financing activities ..     (207)       562       (491)
                                                  -------    -------    -------
        Net increase (decrease) in cash ........      616     (1,434)     1,086

Cash, beginning of year ........................      506      1,940        854
                                                  -------    -------    -------
Cash, end of year ..............................  $ 1,122    $   506    $ 1,940
                                                  =======    =======    =======

Supplemental cash flow disclosures:

 Interest paid .................................  $   395    $   352    $   190
                                                  =======    =======    =======

 Assets acquired by incurring notes payable ..    $    69    $  --      $  --
                                                  =======    =======    =======

 Income taxes paid .............................  $  --      $   102    $   187
                                                  =======    =======    =======

 Assets acquired by forgiveness of
  accounts receivable ..........................  $    49    $  --      $  --
                                                  =======    =======    =======

The accompanying notes are an integral part of these financial statements.


- --------------------------------------------------------------------------------
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


                  Summary Of Significant Accounting Policies:

Nature Of Operations
- --------------------

Sunset Coin, Inc. ("SC" or the "Company") operates a slot route in Las Vegas, Nevada. The Company owns slot machines which it places in licensed locations. In addition, the Company provides slot machine maintenance services to other owners of slot machines pursuant to service agreements. At June 30, 1996, the Company had route and service agreements with 26 slot locations which have between 4 and 35 slot machines each.

In connection with the financing transaction more fully discussed in Note 8, the stockholders of SC exchanged all of their stock in the Company for stock of Becker Gaming, Inc. ("BGI") (the "Reorganization"), and effective June 1, 1994, SC became a wholly owned subsidiary of BGI. BGI has no independent business activities other than providing management and administrative services to, and exploring and developing business opportunities for, its subsidiaries, and serves as a holding company for SC and the following entities:

     o Arizona Charlie's, Inc. ("AC"), a Nevada corporation which operates a Las Vegas hotel and casino.

     o Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation in the development stage of construction of a riverboat casino in Jefferson City, Missouri (the "Capitol Queen").

     o Becker Gaming Group ("BGG"), a Nevada corporation which (together with its wholly owned subsidiary, Innerout, Inc.) owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

Prior to the Reorganization, certain services to the Company (primarily related to executive compensation, accounting personnel, administration and data processing expenses) were provided by AC and charged to the Company at an amount which approximated cost. However, effective June 1, 1994, this arrangement with AC was terminated (although AC will continue to provide certain administrative services to SC) and the Company became subject to the payment of a management fee BGI in connection with executive and administrative services equal to 5% of the Company's gross operating revenues.

Revenue
- -------

The primary source of revenue is from slot route participation agreements with unaffiliated locations in which the Company recognizes as slot revenue a predetermined percentage (operator's share) of the net win from Company-owned machines at the slot locations. In accordance with industry practice, net win from slot activities consists of the slot drop less jackpots and fills. The percentage of the net win that the Company and the slot locations receive is determined by individual participation agreements between the parties.

In addition, the Company also generates revenue under slot service agreements. Under the agreements, the Company receives a fixed fee and certain cost reimbursements in exchange for maintaining proprietor-owned slot machines.

The Company's participation agreements and slot service agreements range between 1 and 9 years in length and expire, subject to renewal, at various dates through 2003. At June 30, 1996, 254 (approximately 90%) of the machines operated or serviced by the Company were installed at unaffiliated locations controlled by the stockholders of BGI (as lessor), through restrictive lease provisions.

Property And Equipment, And Depreciation
- ----------------------------------------

Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed by either the straight-line or declining balance method over estimated useful lives of 5 to 10 years for furniture, fixtures and equipment or, for buildings and leasehold improvements, the lesser of the useful life or the lease term.

Cash Equivalents And Concentration Of Credit Risk
- -------------------------------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash on deposit with financial institutions in excess of federally insured amounts.

Income Tax Status
- -----------------

Prior to 1994, the Company was taxed under Section 1362 (Subchapter S) of the Internal Revenue Code, which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the Company's taxable income or loss. Therefore, these financial statements do not include any provision or liability for corporate income taxes for the periods prior to December 31, 1993.

Effective January 1, 1994, the Company terminated its S corporation election and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The adoption of SFAS 109 did not have a material impact on the Company's financial position or results of operations.

In connection with the Reorganization, beginning June 1, 1994, the Company is included in the consolidated federal income tax returns filed by BGI. SC's tax allocation is based on the amount of tax it would incur if it filed a separate return, except the Company does not receive any benefit from carry-backs to prior years.

Use of Estimates in the Preparation of Financial Statements
- -----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2. Guarantee Obligation, Management's Plans, and Going Concern:

SC has guaranteed the payment of interest and $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 issued by AC (the "AC Notes"). AC is in default of certain covenants under the AC Notes as of June 30, 1996. In addition, AC has guaranteed the payment of interest and principal of notes payable issued by CQC, of which $20,000,000 principal amount are outstanding at June 30, 1996. CQC is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. A proposed restructuring plan therefore contemplates (i) the modification of covenants under the AC Notes to cure the current defaults and (ii) the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the holders of the AC Notes and CQC Notes regarding the proposed restructuring plan.

Should AC be unable to complete its restructuring plan, it will not have the financial resources to repay the AC Notes and honor its guarantee obligation under the CQC Notes. The Company would thus likely be required to honor its guarantee obligation of the AC Notes, and the Company does not have sufficient resources to satisfy such obligation. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


3. Related-Party Transactions:

In anticipation of the January 1, 1994 termination of the Company's S corporation election, on December 24, 1993, the Company distributed $3,000,000 to its stockholders, representing previously taxed, undistributed income. This distribution was immediately loaned back to the Company by the stockholders in the form of subordinated notes payable, which bear interest at an annual rate of 10%, payable monthly, with the entire principal amount due on January 1, 2001. Interest expense incurred by SC under the notes payable to prior shareholders was $300,000, $300,000 and $150,000 for the years ended June 30, 1996, 1995 and
1994, respectively.


The payment of the SC stockholder notes is subordinated to any payments required to be made by SC under its guarantee of the AC Notes.

The Company is involved in numerous other transactions with companies related through common ownership. Such related-party transactions are summarized as follows:

Arizona Charlie's, Inc.
- -----------------------                                           June 30,
                                                          1996             1995
                                                          ----             ----
Uncollateralized notes receivable from AC
    (interest at 5.56%) due May 1997 .........     $ 2,250,000      $ 2,250,000
                                                   ===========      ===========
Interest receivable from AC ..................         169,000           44,000
                                                       =======           ======
Payables to  AC ..............................         (46,000)         (98,000)
                                                       =======          =======

The uncollateralized notes receivable from AC result from advances made by the Company to AC for general working capital purposes. Due to the present financial condition of AC, as described in Note 2, management of the Company believes it is reasonably possible that a portion of the notes receivable from AC will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the notes receivable at June 30, 1996. Interest earned by SC on the notes receivable from AC was $125,000, $44,000 and $-0- for the years ended June 30, 1996, 1995 and 1994, respectively. The interest receivable from AC and payables to AC are included in other receivables and advances to related parties, respectively.

Prior to the Reorganization, AC provided accounting, general and administrative services for the Company. Additionally, AC has and will continue to provide security personnel, and safeguard the coin and currency used in SC's route operations.

In connection with these services, the Company paid AC management fees $88,000 for the year ended June 30, 1994.

Becker Gaming Group
- -------------------
                                                                        June 30,
                                                           1996             1995
                                                           ----             ----
Advances to BGG ...............................       $ 149,000        $ 194,000
                                                      =========        =========

The Company has executed slot service agreements with each of the BGG restaurant/bar locations under which SC provides slot machine maintenance and other services for a fixed fee. Fees paid by BGG to SC under the agreements are included in slot service fee revenue in the accompanying financial statements and totaled approximately $93,000, $77,000 and $71,000 in 1996, 1995 and 1994,
respectively.

During 1991, SC purchased the assets of a restaurant/bar facility for approximately $525,000 for use by BGG. The Company entered into an agreement to lease (as lessor) the facility (d.b.a. Charlie's Saloon) to BGG under an agreement which was terminated when the facility was closed due to loss of a third-party lease on April 21, 1996. In connection with the closing of the facility, certain leasehold improvements and equipment were abandoned, and the Company recognized a loss of $101,000 in 1996 representing the net book value of the related assets. The liquor license from the closed facility will be transferred to a new BGG location which is anticipated to open in early 1997. The net investment in the assets leased to BGG for Charlie's Saloon as of June 30, 1996 and 1995 is listed below:

                                                           1996            1995
                                                           ----            ----
Building and improvements .....................       $    --         $ 335,000
Furniture, fixtures and equipment .............            --           130,000
Liquor license ................................          60,000          60,000
                                                         ------          ------
                                                         60,000         525,000
Less, accumulated depreciation ................            --          (342,000)
                                                       --------        --------

                                                      $  60,000       $ 183,000
                                                      =========       =========


The terms of the Charlie's Saloon lease required BGG to pay all taxes, normal maintenance and insurance on the facility, and provided for annual rental payments to Sunset Coin of $89,000, until the closing date of April 21, 1996.

BGG did not make any rental payments under the lease from the time Charlie's Saloon opened, through June 30, 1994, and the rentals were forgiven, without recourse, by the Company. Due to the related-party nature of the above transaction, SC recognized no income (as lessor) or loss in 1994 in the accompanying financial statements for this agreement. Total lease payments for the years ended June 30, 1996 and 1995 included as rental income in the accompanying financial statements amounted to $64,000 and $89,000, respectively. The total cost of depreciation expense related to the Charlie's Saloon facility included in the accompanying financial statements of Sunset Coin totaled $17,000, $22,000 and $58,000 in 1996, 1995 and 1994, respectively.

In 1995, SC purchased and leased personal property to be used by BGG in one of its bar operations (d.b.a. Charlie's Bar Down Under). The purchase was financed with long-term debt, as more fully described in Note 6. The net investment in the assets leased to Charlie's Down Under as of June 30, 1996 and 1995 is listed below:

                                                          1996             1995
                                                          ----             ----
Building  and improvements ...................       $ 174,000        $ 126,000
Furniture, fixtures and equipment ............         550,000          550,000
                                                       -------          -------
                                                       724,000          676,000
Less, accumulated depreciation ...............         (76,000)         (15,000)
                                                       -------          -------
                                                     $ 648,000        $ 661,000
                                                     =========        =========


On April 1, 1995, Charlie's Bar Down Under (the Lessee) entered into a lease agreement with SC for the above property at an annual lease cost of $95,000. BGG did not make any rental payments under the lease from the time Charlie's Down Under opened through March 31, 1996, and the rentals were forgiven, without recourse, by the Company. Due to the related-party nature of the above transaction, SC recognized no income (as lessor) or loss through March 31, 1996 in the accompanying financial statements for this agreement. Total lease payments for the period from April 1, 1996 through June 30, 1996 included in the accompanying financial statements of Sunset Coin totaled $24,000.

The terms of the Charlie's Down Under lease require BGG to pay all taxes, normal maintenance and insurance on the facility. The total cost of depreciation expense related to the Charlie's Bar Down Under facility included in the accompanying financial statements of SC totaled $61,000 and $15,000 for the years ended June 30, 1996 and 1995, respectively.

Becker Gaming, Inc.
- -------------------
                                                                        June 30,
                                                         1996               1995
                                                        ----               ----
Advances to BGI ...........................           $8,000               --
                                                      ======
Management fees payable ...................             --             $(10,000)
                                                                       ========


SC pays management fees to BGI at 5% of the gross gaming revenues, effective with the Reorganization on June 1, 1994. Total management fees included in the accompanying financial statements were $137,000, $150,000 and $14,000 in 1996, 1995 and 1994, respectively.


4.      Other Receivables:

Other receivable at June 30, 1996 and 1995 consist of uncollateralized, non-interest bearing short-term advances to various proprietors who have entered into slot route agreements with the Company.


5. Notes Receivable:

Notes receivable consist of loans to various proprietors who have entered into slot route agreements with the Company. Such advances are primarily used to finance long-term facility improvements to the slot locations and are as follows at June 30, 1996 and 1995:

                                                           1996           1995
                                                           ----           ----
Prime  plus  2.5% note  receivable,
due in weekly  payments  of $675  including
interest through August 1998, collateralized
by assets of the related slot location ..........     $  75,000      $ 101,000

10% note receivable,  due in weekly payments of $650 including  interest through
January 2003, personally guaranteed by a stockholder of the related slot
location ...........................                    175,000        190,000

Other collateralized and  uncollateralized  notes with varying interest rates up to prime plus 2.5%, due at various
dates through December 2003 ........                    149,000        195,000
                                                        -------        -------

                                                        399,000        486,000
     Allowance for doubtful accounts                    (88,000)       (44,000)
                                                        -------        -------

                                                        311,000        442,000
          Less, current maturities                     (117,000)      (175,000)
                                                       --------       --------

                                                      $ 194,000      $ 267,000
                                                      =========      =========




6. Long-Term Debt:

Long-term   debt   consists  of  the  following  at  June  30,  1996  and  1995, respectively:


Prime plus 1.5%, $1.5 million revolving line of credit available through June 1994, (line expired and not renewed); amounts outstanding under the line of credit at June 30, 1994 were converted to a term note payable with interest and principal due monthly through June 1998, collateralized by substantially all of the assets of SC and personal guarantees of the stockholders of Becker
Gaming, Inc. ......................................   $ 113,000    $ 199,000

Prime plus 1.5%, term note payable with interest and principal due monthly through January 1, 2001, collateralized by security agreement dated July 15, 1994 and a right to lien without notice on all property and deposit accounts of SC; Borrowings made under a non-revolving line
of credit agreement (see below) ...................     162,000      214,000

Prime plus 2.0%, term note payable with interest and principal due monthly through April 23, 2000, collateralized by a security agreement dated July 15, 1994 and a right to lien without notice on all property and eposits accounts of SC. Borrowings made under a non-revolving
line of credit agreement (see below) ..............     262,000      331,000

Prime plus 2.0%, term note payable with interest and principal due monthly through April 23, 2000, collateralized by a security agreement dated July 15, 1994 and a right to lien without notice on all property and deposit accounts of SC. Borrowings made under a non-revolving line of credit
agreement (see below) .............................     119,000      147,000

Prime plus 1.5%, term note payable with interest and principal due monthly through April 10, 2001, collateralized by security agreement dated October 2, 1995 and a right to lien without notice on all property and deposit accounts of SC. Borrowings made under a non-revolving line of credit
agreement (see below) .............................     102,000         --

Other notes payable due in monthly installments
including interest through June 1996 collateralized
by slot machine equipment of the Company and BGG ..      23,000       28,000
                                                         ------       ------

                                                        781,000      919,000
       Less, current portion ......................    (279,000)    (255,000)
                                                       --------     --------

                                                      $ 502,000    $ 664,000
                                                      =========    =========


In July 1994, the Company entered into an agreement with a bank for a $1.2 million non-revolving line of credit. Each advance was evidenced by a separate promissory note with a maturity date not exceeding 66 months from the date of the respective advance. The Company was able to request advances through October 28, 1995 at which time the Company's right to receive advances under the agreement was terminated until the defaults under the AC Notes and CQC Notes are cured. Advances under the agreement bear interest at rates ranging from 1.5% to 2.0% plus the bank's prime rate.

The $1.2 million non-revolving line of credit includes an acceleration clause which would cause the full amount of the obligation to become due on demand if a material adverse change occurs in the SC's financial condition, business operations or ownership or management.

Maturities of long-term debt at June 30, 1996 are as follows:

                    1997                          $279,000
                    1998                           210,000
                    1999                           177,000
                    2000                           115,000
                    ----                           -------
                                                  $781,000
                                                  ========


7. Income Taxes:

The components of the income tax provision are summarized for June 30, 1996, 1995 and 1994 as follows:

                                           1996       1995       1994
                                           ----       ----       ----
Current:
   Federal .........................   $196,000   $318,000   $187,000
Deferred:
   Federal .........................       --         --         --
                                       --------   --------   --------

          Total income tax provision   $196,000   $318,000   $187,000
                                       ========   ========   ========



The components included in determining the provision for income taxes are shown below:

                                         1996         1995         1994
                                    ---------    ---------    ---------
Tax provision at federal
  income tax statutory rate .....   $ 202,000    $ 342,000    $ 407,000
Income tax liability borne
  by stockholders during period
  of S corporation status .......        --           --       (220,000)

Other ...........................      (6,000)     (24,000)        --
                                    ---------    ---------    ---------

        Income tax provision
         per statements of income   $ 196,000    $ 318,000    $ 187,000
                                    =========    =========    =========


Differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes were nominal. Accordingly, deferred taxes have not been recognized.


8. Commitments:

Future minimum operating lease commitments at June 30, 1996, are as follows:

                           1997                   $40,600
                           1998                    40,600
                           1999                    38,600
                           2000                    16,600
                           2001                    15,100
                                                   ------

                                                 $151,500
                                                 ========


Aggregate rent expense was $40,000, $38,000 and $103,000 in 1996, 1995 and 1994,
respectively.


9. Contingencies:

The Company is subject to various litigation and claims which arise in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the disposition of all such pending litigation and claims will not have a material effect on the Company's results of operations, cash flows, or financial position.

10.  Employee Benefit Plans:

The Company participates in a 401(k) Defined Contribution Plan (the "Plan") sponsored by AC which covers substantially all employees of SC. Participants may contribute up to 10% of their annual compensation to the Plan, up to certain limits prescribed by the Internal Revenue Service. The Company matches 25% of each eligible employee's contribution up to a maximum of 6% of their individual earnings. In addition, the Company contributes an amount equal to 2% of each participant's earnings. The Plan went into effect July 1, 1990.

The Company recorded charges for contributions of $19,000, $15,000 and $15,000 for the years ended June 30, 1996, 1995 and 1994, respectively.


11.Fair Value of Financial Instruments:

The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes approximate fair values due to the short-term maturities and the approximately market interest rates of these instruments.

================================================================================


                                   SCHEDULE II

                             ARIZONA CHARLIE'S, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                For The Years Ended June 30, 1996, 1995 And 1994


                                                                       Additions
                                                          ----------------------
                                             Balance at  Charged to   Charged to
                                             Beginning   Costs and    Other
               Description                   of Year     Expenses     Accounts
               -----------                   -------     --------     --------

Allowance for doubtful accounts:

  Year ended June 30, 1996 ..............  $1,592,000   $  601,000   $     --
                                            ==========   ==========   ==========
  Year ended June 30, 1995 ..............  $     --     $1,592,000   $     --
                                            ==========   ==========   ==========

  Year ended June 30, 1994 ..............  $     --     $     --     $     --
                                            ==========   ==========   ==========



Deferred Tax Asset Valuation Allowance:

  Year ended June 30, 1996 ..............  $1,840,000   $     --     $1,482,000
                                            ==========   ==========   ==========

  Year ended June 30, 1995 ..............  $  213,000   $     --     $1,627,000
                                            ==========   ==========   ==========

  Year ended June 30, 1994 ..............  $     --     $     --     $  213,000
                                            ==========   ==========   ==========

                                                            Balance at
                                                            End of
               Description                     Deductions   Year
               -----------                     ----------   ----

Allowance for doubtful accounts:

  Year ended June 30, 1996 .............       $     --     $2,193,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $1,592,000
                                               ==========   ==========

  Year ended June 30, 1994 .............       $     --     $     --
                                               ==========   ==========



Deferred Tax Asset Valuation Allowance:

  Year ended June 30, 1996 .............       $     --     $3,322,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $1,840,000
                                               ==========   ==========

  Year ended June 30, 1994 .............       $     --     $  218,000
                                               ==========   ==========


                                   SCHEDULE II

                                SUNSET COIN, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                For The Years Ended June 30, 1996, 1995 And 1994



                                                                       Additions
                                                     ------------------------

                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
- --------------------------------------  -----------   -----------   -----------
Allowance for doubtful accounts

 Year ended June 30, 1996 ............  $    44,000   $    44,000   $      --
                                        ===========   ===========   ===========

 Year ended June 30, 1995 ............  $      --     $    44,000   $      --
                                        ===========   ===========   ===========

 Year ended June 30, 1994 ............  $   150,000   $    14,689   $      --
                                        ===========   ===========   ===========

                                                      Balance at
                                                      End of
                 Description            Deductions    Year
- --------------------------------------  -----------   --------
Allowance for doubtful accounts

 Year ended June 30, 1996 ............  $      --     $ 88,000
                                        ===========   ========

 Year ended June 30, 1995 ............  $      --     $ 44,000
                                        ===========   ========

 Year ended June 30, 1994 ............  $   164,689   $   --
                                        ===========   ========


                           EXHIBIT


    2.1 Agreement of Reorganization dated November 16, 1993, by and among Becker Gaming, Inc. ("BGI"), Arizona Charlie's, Inc. ("Arizona Charlie's"), Sunset
           Coin, Inc. ("Sunset Coin"), Becker Gaming Group, Inc. ("Becker Gaming Group"), Capitol Queen & Casino, Inc. ("Capitol Queen"), Charlie's Land Company ("CLC") , and each of Ernest A. Becker, III, Ernest A. Becker, IV, Barry W. Becker and Bruce F. Becker (collectively, the "Beckers").*

    3.1    Articles of Incorporation of Arizona Charlie's.*

    3.2    Amended and Restated By-Laws of Arizona Charlie's.*

    3.3    Articles of Incorporation of Sunset Coin.*

    3.4    Amended and Restated By-Laws of Sunset Coin.*

    10.1   Purchase  Agreement  dated  November  15,  1993  among  BGI,  Arizona
           Charlie's, Capitol Queen, Sunset Coin and the purchasers named therein (the "Purchasers").*

    10.2 Indenture dated November 15, 1993 among Arizona Charlie's, as issuer, Sunset Coin, as guarantor, and IBJ Schroder Bank & Trust Company ("IBJ"), as trustee.*

    10.3 Indenture dated November 15, 1993 among Capitol Queen, as issuer, Arizona Charlie's, as guarantor, and IBJ, as trustee.*

    10.4 Fee and Leasehold Deed of Trust, Assignment of Leases and Subleases, Security Agreement and Fixture Filing dated November 15, 1993 by Arizona Charlie's and CLC, as grantors, to Land Title of Nevada, Inc., as trustee, for the benefit of IBJ, as collateral agent.*

    10.5   Security Agreement dated November 15, 1993 between
           Arizona Charlie's and IBJ, as collateral agent.*

    10.6 Stock Pledge Agreement dated November 15, 1993 between Arizona Charlie's and IBJ, as collateral agent.*

    10.7 Collateral Agency Agreement dated November 15, 1993 among Arizona Charlie's, CLC and IBJ, as trustee and collateral agent.*

    10.8 Disbursement and Escrow Agreement dated November 15, 1993 among Arizona Charlie's and IBJ, as escrow agent, trustee and collateral agent.*

    10.9 Registration Rights Agreement dated November 15, 1993 among Arizona Charlie's, Sunset Coin and the
           Purchasers.*

    10.10 Registration Rights Agreement dated November 15, 1993 among Capitol Queen, Arizona Charlie's and the
           Purchasers.*

    10.11 Promissory Notes dated December 24, 1993 made by each of the Beckers in favor of Arizona Charlie's. *

    10.12  Tax Indemnity Agreement dated December 24, 1993 among
           Arizona Charlie's, Sunset Coin, Becker Gaming Group and each of the Beckers. Included at Exhibit G to
           Exhibit 2-1 hereof.*

    10.13 Form of Management Agreement to be entered into between BGI and each of Arizona Charlie's, Capitol Queen, Sunset Coin and Becker Gaming Group. Included at Exhibit I to Exhibit 2-1 hereof.*

    10.14 Form of Tax Allocation Agreement to be entered into between BGI and each of Arizona Charlie's, Sunset
           Coin, Becker Gaming Group and Capitol Queen. Included at Exhibit J to Exhibit 2-1 hereof.*

    10.15  Letter   Agreement  dated  September  10,  1993  among  BGI,  Arizona
           Charlie's, Capitol Queen and Ladenburg, Thalmann & Co., Inc., as placement agent.*

    10.16 Airplane lease dated April 18, 1989 between Arizona Charlie's and Las Vegas Auto Leasing.*

    10.17  Lease dated March 1, 1989 between CLC and Arizona
           Charlie's.*

    10.18 Leases dated May 1, 1988 and August 21, 1990 between Charleston Heights Shopping Center and Arizona Charlie's.*

    10.19 Land Purchase Option Contract dated January 4, 1993 between Linda Ann and Harvey L. McCray and Vernon M. and Joyce G. Burkhalter, as seller, and R.Q. Enterprises, as buyer; and Wire Transfer Order and Closing Document dated July 26, 1993 between Arizona Charlie's and First Interstate Bank of Nevada.*

    10.20 Building Contract dated December 10, 1993 between Arizona Charlie's and Marnell Corrao & Associates.*

    10.21 First Supplemental Indenture dated January 1, 1995 among Arizona Charlie's, as issuer, Sunset Coin, as guarantor, and IBJ, as trustee.

    10.22 First Supplemental Indenture dated January 1, 1995 among Capitol Queen, as issuer, Arizona Charlie's, as guarantor, and IBJ, as Trustee.

    10.23  Lease agreement between Arizona Charlie's, Inc. and
           Bruce F. Becker.