Form 10-Q/A
period 1996-03-31
ARIZONA CHARLIES INC
filed 1996-11-07
CIK 919565

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

                                             Outstanding at
Class of common stock                        April 30, 1996
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

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                  (Dollars In Thousands Except Per Share Data)


                                                       March 31,     June 30,
                                                         1996          1995
                                                         ----          ----
                                                      (unaudited)
                            ASSETS

Current assets:
 Cash and cash equivalents ...........................   $  6,292    $  5,404
 Restricted cash, in escrow account ..................         10          10
 Trade and other accounts receivable .................        408         658
 Management fee receivable - Becker Gaming Inc. ......      1,454        --
 Receivable from related parties .....................      2,270         820
 Notes receivable from related party .................      4,416       4,416
 Inventories .........................................        583         661
 Prepaid expenses ....................................      1,025       1,162
                                                         --------    --------
   Total current assets ..............................     16,458      13,131
                                                         --------    --------

Property and equipment:
 Building and improvements ...........................     37,486      37,485
 Furniture and equipment .............................     22,525      22,609
 Land improvements ...................................      1,628       1,628
                                                         --------    --------
                                                           61,639      61,722
 Less, accumulated depreciation ......................    (15,491)    (13,572)
                                                         --------    --------


                                                           46,148      48,150
 Land ................................................        208         208
                                                         --------    --------
   Net property and equipment ........................     46,356      48,358
                                                         --------    --------
Other assets:
 Receivable from related party, noncurrent ...........        240
 Deposits and other ..................................        466         551
 Financing costs, less accumulated amortization
   of $1,294 at March 31, 1996 and $880 June 30, 1995       2,579       2,993
                                                         --------    --------

     Total other assets ..............................      3,045       3,784
                                                         --------    --------

     Total assets ....................................   $ 65,859    $ 65,273
                                                         ========    ========



                                                          March 31,    June 30,
                                                              1996        1995
                                                          --------    --------
                                                         (unaudited)

      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Trade accounts payable .............................   $  1,512    $  1,449
  Accounts payable to related parties ................          3           3
  Accrued expenses ...................................      4,439       3,097
  Management fees due Becker Gaming, Inc. ............      5,961       3,287
  Notes payable ......................................                196 121
  Notes payable to related party .....................      2,250       2,250
  Current portion of obligations
    under capital leases .............................          3           4
                                                         --------    --------
        Total current liabilities ....................     14,364      10,211
                                                         --------    --------

Long-term debt, less current portion .................     55,000      55,000
Subordinated notes payable to prior

  stockholders .......................................      5,000       5,000
Obligations under capital leases,

  less current portion ...............................          1           4
                                                         --------    --------

      Total liabilities ..............................     74,365      70,215
                                                         --------    --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, no par value, 2,500
    shares authorized, 1,000 shares
    issued and outstanding ...........................        469         469
  Retained earnings (deficit) ........................     (8,975)     (5,411)
                                                         --------    --------

      Total stockholder's equity (deficit) ...........     (8,506)     (4,942)
                                                         --------    --------

      Total liabilities and
      stockholder's equity (deficit) .................   $ 65,859    $ 65,273
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


                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (unaudited)


                                                   Three Months Ended March 31,
                                                          1996        1995
                                                      --------    --------
Revenues:
  Gaming ..........................................   $ 13,454    $ 13,049
  Food and beverage ...............................      3,436       2,980
  Hotel ...........................................        844         733
  Gift shop .......................................        150         150
  Management fee from affiliates ..................        729        --
  Other ...........................................        338         320
                                                      --------    --------

      Gross revenues ..............................     18,951      17,232

Less, promotional allowances ......................     (2,033)     (1,569)
                                                      --------    --------

      Net revenues ................................     16,918      15,663
                                                      --------    --------

Operating expenses:
  Gaming ..........................................      3,445       3,313
  Food and beverage ...............................      4,164       3,732
  Hotel ...........................................        428         401
  Gift shop .......................................        119         113
  Advertising and promotion .......................      1,097       1,051
  General and administrative ......................      4,423       4,115
  Management fee - Becker Gaming, Inc. ............        912         859
  Rent expense paid to related party ..............         54          46
  Depreciation and amortization ...................        889         888
                                                      --------    --------

      Total operating expenses ....................     15,531      14,518
                                                      --------    --------
      Operating income ............................      1,387       1,145
                                                      --------    --------

Other income (expenses):
  Gain(Loss) on sale of assets ....................       --
  Interest income .................................         74          95
  Interest expense ................................     (1,808)     (1,790)
  Interest capitalized ............................       --          --
  Other, net ......................................         16        --
                                                      --------    --------

      Total other expenses ........................     (1,718)     (1,695)
                                                      --------    --------
      Income (loss) before taxes ..................       (331)       (550)
Provision for income tax ..........................       --          --
                                                      --------    --------
       Net (loss)income ...........................       (931)       (550)

Retained earnings (deficit), beginning of period ..     (8,644)     (2,314)
                                                      --------    --------

Retained earnings (deficit), end of period ........    ($8,975)   ($ 2,864)
                                                       ========    ========



                                                    Nine Months Ended March 31,
                                                          1996        1995
                                                       --------    --------
Revenues:
  Gaming ...........................................   $ 39,988    $ 33,659
  Food and beverage ................................      9,807       7,664
  Hotel ............................................      2,337       1,879
  Gift shop ........................................        457         414
  Management fee from affiliates ...................       1454         --
  Other ............................................        852         582
                                                       --------    --------

      Gross revenues ...............................     54,895      44,198

Less, promotional allowances .......................     (5,647)     (3,575)
                                                       --------    --------

      Net revenues .................................     49,248      40,623
                                                       --------    --------

Operating expenses:
  Gaming ...........................................     11,092       8,865
  Food and beverage ................................     12,054       9,815
  Hotel ............................................      1,243       1,128
  Gift shop ........................................        353         324
  Advertising and promotion ........................      3,392       2,941
  General and administrative .......................     14,147      10,812
  Management fee - Becker Gaming, Inc. .............      2,674       2,201
  Rent expense paid to related party ...............        164         139
  Depreciation and amortization ....................      2,668       2,525
                                                       --------    --------

      Total operating expenses .....................     47,787      38,750
                                                       --------    --------
      Operating income .............................      1,461       1,873
                                                       --------    --------

Other income (expenses):
  Gain(Loss) on sale of assets .....................        (10)       --
  Interest income ..................................        218         490
  Interest expense .................................     (5,283)     (5,428)
  Interest capitalized .............................       --           676
  Other, net .......................................         50        --
                                                       --------    --------

      Total other expenses .........................     (5,025)     (4,262)
                                                       --------    --------
      Income (loss) before taxes ...................     (3,564)     (2,389)
Provision for income tax ...........................       --          --
                                                       --------    --------
       Net (loss)income ............................     (3,564)     (2,389)

Retained earnings (deficit), beginning of period ...     (5,411)       (475)
                                                       --------    --------

Retained earnings (deficit), end of period .........    ($8,975)   ($ 2,864)
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


                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                    Nine Months Ended March 31,
                                                         1996        1995
                                                      --------    --------
Cash flows from operating activities:
  Net income (loss) ................................. ($ 3,564)   ($ 2,389)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization .....................    2,668       2,525
  Provision for losses on related party receivables .    1,239        --
  (Gain) loss on sale of equipment ..................       11          (2)
(Increase) decrease in operating assets:
  Receivables .......................................   (2,203)        543
  Inventories .......................................       78        (134)
  Prepaid expenses ..................................      137         (79)
  Deposits and other ................................       85         (30)
Increase (decrease) in operating liabilities:
  Accounts payable ..................................       63        (216)
  Accrued expenses ..................................    1,342       2,201
  Management fees due to Becker Gaming, Inc. ........    2,674       1,967
                                                      --------    --------

     Total adjustments ..............................    6,094       6,775
                                                      --------    --------

      Net cash provided by operating activities .....    2,530       4,386
                                                      --------    --------

Cash flows from investing activities:
  Capital expenditures ..............................     (271)    (23,870)
  Increase in receivable from Becker Gaming, Inc. ...     --        (4,147)
  Increase in  management fee receivable
     from Becker Gaming, Inc. .......................   (1,454)       --
  Net (additions to) reductions in restricted
     cash equivalents ...............................     --        24,182
  Proceeds from assets sales ........................       12        --
                                                      --------    --------

       Net cash used in investing activities ........   (1,713)     (3,835)
                                                      --------    --------

Cash flows from financing activities:
    Proceeds from borrowing under notes payable .....       75       1,000
    Principal payments on notes payable .............     --          (140)
    Payments under capital lease obligations ........       (4)        (19)
                                                      --------    --------

       Net cash provided by financing activities ....       71         841
                                                      --------    --------

       Net increase in cash and cash equivalents ....      888       1,392

Cash and cash equivalents, beginning of the period ..    5,404       4,014
                                                      --------    --------

Cash and cash equivalents, end of the period ........ $  6,292    $  5,406
                                                      ========    ========

Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ........ $  5,282    $  3,685
                                                      ========    ========
    Income taxes paid ............................... $   --      $    136
                                                      ========    ========
    Capital lease obligations incurred .............. $   --      $      9
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


3)       Abandonment of Facility:

         SC's affiliate, Becker Gaming Group ("BGG"), abandoned one of their bar and restaurants due to the cancellation of the lease that was no longer affordable to the company. On April 21, 1996, Charlie's Saloon and Gambling Hall was closed to the public. BGG and SC, who owned all the initial opening leasehold improvements and furniture fixtures and equipment will each write-off in the fourth quarter of the fiscal year ended June 30, 1996 approximately $100,000 to reflect the disposal of assets which were not salvageable.
================================================================================


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

         General and administrative expenses increased by $308,000 and $3,345,000, or 7.5% and 30.9%, from $4,115,000 and $10,812,000 to $4,423,000 and $14,147,000 respectively, for the three-month and nine-month periods ended March 31, 1996 as compared to the same periods in 1995. The increases resulted from the additional staffing in the accounting, payroll, personnel and technical services departments and the transfer of executive personnel (and related departmental costs) in March 1995 to the Company from BGI. Other expenses transferred from BGI to the Company include the maintenance and other operating expenses associated with an airplane and two boats. Other increases to general and administrative expenses included accrued expenses and payments made on behalf of CQC in the amounts of $194,000 and $847,000 for the three-month and nine-month periods ended March 31, 1996. The Company accrued management fees payable to BGI of $912,000 and $2,674,000 during the three-month and nine-month periods ended March 31, 1996.

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

Liquidity and Capital Resources

     At March 31, 1996, AC had working capital of $2,094,000 compared to working capital of $2,920,000 at June 30, 1995. The decrease in working capital was caused primarily by management fees payable to BGI, interest expense on the $2,250,000 short-term note payable to Sunset Coin, Inc., and a decrease in prepaid expenses offset by an increase in receivable from related parties.

         For the nine-month period ended March 31, 1996, cash provided by operating activities decreased by 42.3% to $2,530,000 from $4,386,000 for the same period ended in 1995. The decrease is primarily attributable to a net loss of $3,564,000 for the nine-month period in 1996 compared to a net loss of $2,389,000 for the same period last year, an increase in operating assets of $1,903,000 from a decrease of $300,000 for the same period last year offset by an increase in operating liabilities to $4,079,000 for the nine-month period in 1996 from $3,952,000 for the same period in 1995.

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





Date: November 1, 1996

/S/ Bruce F. Becker
-------------------

Bruce F. Becker
President, Chief Executive
Officer(Principal Executive Officer)




Date: November 1, 1996

/S/ Jerry Griffis
-----------------

Jerry Griffis
Controller(Principal Financial and Accounting Officer)