Form 10-Q
period 1996-09-30
ARIZONA CHARLIES INC
filed 1996-11-14
CIK 919565

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            -----------------------



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 1996

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

                                             Outstanding at
Class of common stock                        October 31, 1996
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

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                    FORM 10-Q
                                      INDEX



PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                                                         Page

ARIZONA CHARLIE'S, INC.
Balance Sheets as of September 30, 1996 and June 30, 1996................. 1
     Statements of Operation and Retained Earnings (Deficit)
     for the Three-Month Periods Ended September 30, 1996 and 1995........ 2
Statements of Cash Flows for the Three-month Periods Ended
     September 30, 1996 and 1995.......................................... 3
Notes to Financial Statements............................................. 4


SUNSET COIN, INC.
Balance Sheets as of September 30, 1996 and June 30, 1996..................7
Statements of Income and Retained Earnings for the Three-Month
     Periods Ended September 30, 1996 and 1995.............................8
Statements of Cash Flows for the Three-month Periods Ended
     September 30,1996 and 1995............................................9
Notes to Financial Statements.............................................10


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Arizona Charlie's, Inc................................................... 12
Sunset Coin, Inc......................................................... 17

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings............................................. 20
Item 6.    Exhibits and Reports on Form 8-K.............................. 20


SIGNATURE................................................................ 21

================================================================================
                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                  BALANCE SHEET
                             (Dollars In Thousands)
                                   ----------


                                     ASSETS

                                                  September 30, June 30,
                                                       1996        1996
                                                   --------    --------
                                                    (Unaudited)
Current assets:

   Cash and cash equivalents .......................   $  5,426    $  4,591
   Restricted cash, in escrow  account .............         10          10
   Trade and other accounts receivable .............        304         473
   Receivable from related  parties ................      2,649       1,539
   Inventories .....................................        581         575
    Prepaid expenses ...............................        950       1,118
                                                       --------    --------
      Total current assets .........................      9,920       8,306
                                                       --------    --------


Property and equipment:

   Building and improvements .......................     37,488      37,488
   Furniture and  equipment ........................     22,679      22,575
   Land improvements ...............................      1,628       1,628
                                                       --------    --------
                                                         61,795      61,691
   Less, accumulated depreciation ..................    (16,937)    (16,218)
                                                       --------    --------

                                                         44,858      45,473
    Land ...........................................        208         208
                                                       --------    --------

        Net property and equipment .................     45,066      45,681
                                                       --------    --------



Other assets:

   Receivable from related
     party, noncurrent .............................        210         987
   Deposits and other ..............................        472         460
   Notes receivable from related party .............      4,416       4,416
   Financing costs, less
     accumulated amortization
     of $1,505 September 30, 1996 and $1,336
     June 30, 1996 .................................      2,368       2,507
                                                       --------    --------

        Total other assets .........................      7,466       8,370
                                                       --------    --------

        Total assets ...............................   $ 62,452    $ 62,357
                                                       ========    ========



                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                     September 30,  June 30,
                                                           1996        1996
                                                       --------    --------
                                                                     (Unaudited)
Current liabilities:

   Trade accounts payable ...........................   $  1,368    $  1,452
   Accounts payable to related parties ..............          1           4
   Accrued expenses .................................      5,649       3,323
   Management fees due Becker Gaming, Inc. ..........      4,851       4,682
   Notes payable ....................................         45         110
   Notes payable to related party ...................      2,250       2,250
   Current portion of obligations
     under capital leases ...........................         11          15
   Long-term debt classified as
     current due to default
     under covenants ................................     55,000      55,000
                                                        --------    --------


         Total current liabilities ..................     69,175      66,836



Subordinated notes payable to
   prior stockholders ...............................      5,000       5,000
Obligations under capital
   leases, less current portion .....................         22          22
                                                        --------    --------

         Total  liabilities .........................     74,197      71,858
                                                        --------    --------

Commitments and contingencies


Stockholder's equity  (deficit):
   Common stock, no par value,
       2,500 shares authorized, 1,000
       shares issued and outstanding ................        469         469

   Retained earnings  (deficit) .....................    (12,214)     (9,970)
                                                        --------    --------

         Total stockholder's equity (deficit) .......    (11,745)     (9,501)
                                                        --------    --------

         Total liabilities and
            stockholder's equity (deficit) ..........   $ 62,452    $ 62,357
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)


                                    Three Months Ended September 30,
                                             1996        1995
                                         --------    --------
Revenues:
  Gaming .............................   $ 12,229    $ 12,891
  Food and beverage ..................      3,501       3,033
  Hotel ..............................        761         722
  Gift shop ..........................        131         155
  Management fee-affiliates ..........        676        --
  Other ..............................        258         299
                                         --------    --------
      Gross revenues .................     17,556      17,100
Less, promotional allowances .........     (2,195)     (1,668)
                                         --------    --------
      Net revenues ...................     15,361      15,432
                                         --------    --------
Operating expenses:
  Gaming .............................      3,284       3,539
  Food and beverage ..................      4,297       3,835
  Hotel ..............................        479         398
  Gift shop ..........................        124         107
  Advertising and promotion ..........      1,287       1,176
  General and administrative .........      4,663       4,798
  Management fee - Becker Gaming, Inc.        845         857
  Rent expense paid to related party .         55          54
  Depreciation and amortization ......        858         886
                                         --------    --------
      Total operating expenses .......     15,892      15,650
                                         --------    --------
      Operating income (loss) ........       (531)       (218)
                                         --------    --------
Other income (expenses):
  Interest income ....................         68          69
  Interest expense ...................     (1,811)     (1,714)
  Other, net .........................         30          28
                                         --------    --------
      Total other income (expenses) ..     (1,713)     (1,617)
                                         --------    --------
      Loss before income taxes .......     (2,244)     (1,835)
                                         --------    --------
      Net loss .......................     (2,244)     (1,835)
Retained earnings(deficit),
     beginning of period .............     (9,970)     (5,411)
                                         --------    --------

Retained earnings(deficit),
     end of period ...................   $(12,214)   $ (7,246)
                                         ========    ========


The accompanying notes are an integral part of these financial statements.

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                           1996       1995
                                                        -------    -------
Cash flows from operating activities:
  Net loss ..........................................   ($2,244)   ($1,835)

Adjustments to  reconcile  net income
    (loss) to net cash  provided by
    operating activities:
    Provision for losses on related party receivables        73      1,149
    Depreciation and amortization ...................       858        886

(Increase) decrease in operating assets:
    Receivables .....................................       169     (1,358)
    Inventories .....................................        59         (6)
    Prepaid expenses ................................       168        193
    Deposits and other ..............................       (12)        15

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
    expenditures ....................................       (87)       995
    Management fees due to Becker Gaming, Inc. ......       169        857
    Accrued expenses ................................     2,326        320
                                                        -------    -------
      Total adjustments .............................     3,658      3,116
                                                        -------    -------
      Net cash provided by operating activities .....     1,414      1,281
                                                        -------    -------
Cash flows from investing activities:
    Capital expenditures, net of amounts in accounts
      payable .......................................      (104)       (74)
    Increase in related party receivables ...........      (406)      --
    Proceeds from assets sales ......................      --            2
                                                        -------    -------
      Net cash used in investing activities .........      (510)       (72)
                                                        -------    -------
Cash flows from financing activities:
    Principal payments on notes payable .............       (65)       (40)
    Payments under capital lease obligations ........        (4)        (2)
                                                        -------    -------
      Net cash used in financing activities .........       (69)       (42)
                                                        -------    -------

      Net increase (decrease) in cash and cash
          equivalents ...............................       835      1,167
Cash and cash equivalents, beginning of the period ..     4,591      5,404
                                                        -------    -------
Cash and cash equivalents, end of the period ........   $ 5,426    $ 6,571
                                                        =======    =======

Supplemental cash flow disclosures:
     Interest paid, net of amounts capitalized ......   $   129    $   129
                                                        =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                            ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                   ----------

1)   Basis of Presentation:

      Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1996.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern:

AC has guaranteed the payment of principal of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "CQC" Notes") issued by Capitol Queen & Casino, Inc. ("CQC"). An aggregate of $20,000,000 in principal amount and $2,400,000 in accrued interest are outstanding on the CQC Notes at June 30, 1996. CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of CQC Notes. As of January 1, 1995, the Indenture (the "CQC Indenture") governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remain outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and May 15, 1996 and will not be able to make such payment on November 15, 1996. AC will not have funds available to advance on behalf of CQC on November 15, 1996. AC is restricted from selling assets under the covenants governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes.

As of September 30, 1996, AC is in default of certain debt covenants under the Indenture (the "AC Indenture") governing the AC Notes. These covenant violations include (i) a failure to meet a minimum fixed charge coverage ratio, as defined in the AC Indenture, and (ii) advances by AC to BGI in excess of amounts permitted under the AC Indenture. Such advances remain outstanding at September 30, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the minimum tangible net worth requirement, set forth in the AC Indenture. Under the terms of the AC Indenture, AC is required to offer to buy back $16,500,000 of the outstanding AC Notes at September 30, 1996 due to the failure to meet this covenant, and such amount shall increase by $5,500,000 each fiscal quarter so long as AC is in default of the covenant. AC has not made such offer and does not intend to do so while the discussions with the Bondholder
Committee described below are in process. As a result of these covenants defaults , the AC Notes have been classified as currently payable in the accompanying financial statements.

The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain assets sales, all as defined in the Indenture. The Company has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

In connection with its guarantee of the CQC Notes, the CQC Indenture imposes certain restrictive covenants on the Company, including minimum cash flow and net worth requirements and restrictions on additional borrowings and distributions of earnings.

CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1996 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.


================================================================================

                                SUNSET COIN, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                        September 30,   une 30,
                                                                1996       1996
                                                             -------    -------
                                                         (Unaudited)
Current assets:
  Cash ...................................................   $ 1,207    $ 1,122
  Current portion of notes receivable ....................       106        117
  Note receivable from related party .....................     2,250      2,250
  Other receivables ......................................       250        274
  Prepaid expenses .......................................        39         46
                                                             -------    -------
      Total current assets ...............................     3,852      3,809
                                                             -------    -------


Property and equipment:
  Building and leasehold improvements ....................       174        174
  Furniture, fixtures and equipment ......................     2,951      2,885
                                                             -------    -------
                                                                3,125      3,059
  Less, accumulated depreciation .........................    (1,434)    (1,370)
                                                             -------    -------
      Net property and equipment .........................     1,691      1,689
                                                             -------    -------

Notes receivable, less current
  portion ................................................       181        194

Advances to related parties ..............................       140        111



Other assets, less accumulated
  amortization of $26 at September 30, 1996
  and $24 at June 30 , 1996 ..............................        84         88
                                                             -------    -------

      Total assets .......................................   $ 5,948    $ 5,891
                                                             =======    =======



                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                      September 30,   une 30,
                                                               1996     1996
                                                             ------   ------
                                                          (Unaudited)
Current liabilities:
  Trade accounts payable .................................   $   12   $   44
  Accrued expenses .......................................      637      608
  Current portion of long term debt ......................      306      279
                                                             ------   ------
      Total current liabilities ..........................      955      931

 Long-term liabilities:
   Long-term debt, less current portion ..................      437      502
   Subordinated notes payable to
     former stockholders .................................    3,000    3,000
                                                             ------   ------
      Total liabilities ..................................    4,392    4,433
                                                             ------   ------



Commitments and contingencies

Stockholder's equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding .................................       27       27
Retained earnings ........................................    1,529    1,431
                                                             ------   ------

      Total stockholder's equity .........................    1,556    1,458
                                                             ------   ------

      Total liabilities and stockholder's
      equity .............................................   $5,948   $5,891
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

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars In Thousands)
                                   (Unaudited)


                                               Three Months Ended September 30,

                                                         1996       1995
                                                      -------    -------
Revenues:
    Slot route:
       From locations controlled by related parties   $   567    $   563
       Other ......................................        35         45
    Slot service fees:
       From related parties .......................        21         24
       Other ......................................         8          8
                                                      -------    -------
         Total revenues ...........................       631        640

Operating expenses:
    Slot route and service ........................       347        302
    General and administrative.....................        23         24

    Management fee - Becker Gaming, Inc............        33         34
    Depreciation and amortization..................        71         73
                                                      -------    -------
       Total operating expenses....................       474        433
                                                      -------    -------
Operating income ..................................       157        207
                                                      -------    -------
Other income (expense):
    Interest income ...............................        47         41
    Interest expense ..............................       (91)       (99)
    Other income ..................................        24         22
                                                      -------    -------
       Total other income (expense)................       (20)       (36)

                                                      -------    -------
Net income before income tax.......................       137        171
Provision for income tax ..........................       (39)       (58)
                                                      -------    -------
Net income ........................................        98        113
Retained earnings, beginning of period.............     1,431      1,050
                                                      -------    -------
Retained earnings, end of period...................   $ 1,529    $ 1,163
                                                      =======    =======


The accompanying notes are an integral part of these financial statements.

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)



                                    Three Months Ended September 30,

                                           1996       1995
                                        -------    -------
Cash flows from operating activities:
    Net income ......................   $    98    $   113
    Adjustments to reconcile net
     income to net cash provided
     by operating activities:
    Depreciation and amortization ...        71         73

    (Increase) decrease in operating assets:
        Other receivables ...........        24         16
        Prepaid expenses ............         7          5
    Increase (decrease) in operating liabilities:
     Accounts payable ...............       (32)        46
     Notes Payable ..................        44       --

        Accrued expenses ............        29        174
                                        -------    -------

          Total adjustments
                                            143        314
                                        -------    -------

          Net cash provided by
               operating activities .       241        427
                                        -------    -------

Cash flows from investing activities:
   Capital expenditures .............       (70)      (135)

   Increase in advances to related
     parties ........................       (29)       (21)
   Repayments of notes receivable ...        24          6
                                        -------    -------
   Net cash used in investing
     activities .....................       (75)      (150)
                                        -------    -------
Cash flows from financing activities:
    Principal payments on notes
          payable ...................       (81)       (80)
                                        -------    -------
        Net cash used in financing
          activities ................       (81)       (80)
                                        -------    -------

        Net increase in cash
                                             85        197

Cash, beginning of period ...........     1,122        506
                                        -------    -------
Cash, end of period .................   $ 1,207    $   703
                                        =======    =======

Supplemental cash flow disclosures:
    Interest paid ...................   $    91    $   101
                                        =======    =======

The accompanying notes are an integral part of these financial statements.

================================================================================
                                   SUNSET COIN
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1)   Basis of Presentation:

Sunset Coin, Inc. ("SC" or the "Company") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


2) Guarantee  Obligation,  Management's  Plans,  and   Going
   Concern:

     SC has guaranteed the payment of the $55,000,000 principal amount of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") issued by Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI. AC is in default of certain covenants under the Indenture (the "AC Indenture") governing the AC Notes as of September 30, 1996. In addition, AC has guaranteed the payment of principal and interest on certain mortgage notes issued by CQC (the "CQC Notes"). An aggregate $20,000,000 in principal amount and $2,400,000 in accrued interest are outstanding on the CQC Notes at September 30, 1996. Capitol Queen & Casino, Inc. ("CQC") is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. A proposed restructuring plan therefore contemplates (i) the modification of covenants under the AC Indenture to cure the current defaults and (ii) the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal of and accrued interest on the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the holders of the AC Notes and CQC Notes regarding the proposed restructuring plan.

Should AC be unable to complete its restructuring plan, it will not have the financial resources to repay the AC Notes and honor its guarantee obligation under the CQC Notes. The Company would thus likely be required to honor its guarantee obligation of the AC Notes, which the Company does not have sufficient resources to satisfy. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

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


           Results of Operations for the three-months ended September
                               30, 1996 and 1995

      Net revenues at AC decreased by $71,000, or 0.5%, from $15,432,000 to $15,361,000 for the three-month period ended September 30, 1996 compared to the three-month period ended September 30, 1995. In the same period to period comparison, operating expenses, including depreciation and amortization, increased by 1.6% to $15,892,000 from $15,650,000. This resulted in a increase in operating losses of $313,000 from a loss of $218,000 to a loss of $531,000 for the more recent period.

      Gaming revenues decreased 5.1% from $12,891,000 to $12,229,000. The largest portion of the decrease in gaming revenues is attributable to gaming machine revenues which decreased 4.2% from $10,931,000 to $10,472,000. The decrease reflects lesser play from slot patrons during the more recent period. Revenues from table games increased 3.9% from $1,169,000 to $1,215,000. The increase in table games revenues for the three-month period ended September 30, 1996 is primarily the result of marketing efforts to attract table games patrons utilizing select player events, including professional boxing and golfing tournaments. Reflecting reduced sports play from patrons, race and sports book revenues decreased by $120,000, or 16.9%, to $597,000 from $718,000 for the three-month period ended September 30, 1996 compared to the same period in 1995. Bingo revenues decreased by $116,000 for the three-month period ended September 30, 1996 when compared to the same period of the prior year due to higher than normal payouts combined with a decrease in play by patrons.

       Food and beverage revenues increased 15.4% to $3,501,000 from $3,033,000 for the three-month period ended September 30, 1996 compared to the same period of the prior year. The increase in revenues is primarily due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in the food and beverage departments are the result of casino promotion and marketing efforts to attract, reward and retain qualified patrons.

      Hotel revenues increased from $722,000 to $761,000 for the three-months ended September 30, 1996 compared to the same period in 1995. The increase of 5.4% in the 1996 period is primarily due to an increase in occupancy and average room rates of 91% and $40.40, respectively, compared to 85% and $36.92 in the 1995 period.

      Gift shop revenues decreased from $155,000 to $131,000 for the three-months ended September 30, 1996 compared to the same period in 1995. The decrease of 15.5% is primarily due to reducing the hours of operation in the 1996 period.

      Management fees from BGI were $676,000 for the three-month period ended September 30, 1996. Such fees were implemented on October 1, 1995 and are designed to recover expenses associated with the addition of approximately 40 employees in the accounting, payroll, personnel (and related departmental costs) and technical services departments and the transfer of certain executive personnel in March 1995 to AC from BGI. The management fee is also designed to recover other expenses transferred from BGI to AC, including the maintenance and other operating expenses associated with an airplane and two boats. Management fee revenue to AC from BGI is equal to 80% of the management fee expense to BGI. The management fee is not collected from BGI, but serves as a vehicle to offset the above described additional expenses and costs incurred by AC.

       Other revenues, which include receipts from entertainment cover charges, ATM commissions and revenues from PBX and banquets, decreased from $299,000 to $258,000 for the three-months ended September 30, 1996 compared to the same period in the prior year. The decrease of 13.7% is the primarily the result of decreases in entertainment cover charge revenues.

      Gaming expenses decreased by $255,000, or 7.2%, to $3,284,000 for the three-month period ended September 30, 1996 from $3,539,000 for the same period of the prior year reflecting a reduction in staffing levels for the table games department and lower gaming tax and license fees associated with the decrease in gaming revenues.

      Food & beverage expenses increased by $462,000, or 12.0%, to $4,297,000 for the three-month period ended September 30, 1996 from $3,835,000 for the same period of the prior year, due primarily to an increase in food cost of $164,000, an increase in beverage cost of $41,000 and an increase in salaries and wages in the Food Department of $112,000, all associated with the increase in food and beverage revenues during the 1996 quarter.

      Hotel expenses increased by $81,000, or 20.4%, to $479,000 for the three-month period ended September 30, 1996 from $398,000 for the same period of the prior year. The increase is primarily due to the expense of refurbishing the older hotel rooms and normal wage and salary increases.

       General and administrative expenses decreased by $135,000, or 2.8%, to $4,663,000 for the three-month period ended September 30, 1996 from $4,798,000 for the same period of the prior year. The decrease is primarily the result of a reduction in staffing in the security, purchasing, entertainment, porters and aviation departments. The decrease is also due to a reduction in expenses associated with the operation of a jet airplane which was sold in July 1996.

       Advertising and promotion expenses increased by $111,000, or 9.4% to $1,287,000 for the three-month period ended September 30, 1996 from $1,176,000 for the same period of the prior year. Management believes that these increased levels of promotional expenditures are necessary to attract and maintain the desired customer levels, to promote the entertainment events, and support the other existing facilities throughout the property. Management believes that frequent promotions are necessary to compete with the newer hotel/casinos that are located close to AC.

      Depreciation and amortization decreased by $28,000, or 3.2%, to $858,000 for the three-month period ended September 30, 1996 from $886,000 for the same period in prior year, as a result of decreased depreciation expenses associated with older assets.

      Gift shop expenses increased by $17,000, or 15.9%, to $124,000 for the three-month period ended September 30, 1996 compared to $107,000 for the same period reflecting increases in wholesale item costs associated with the gift shop operation.

      Management fees to BGI decreased by $12,000, or 1.4%, to $845,000 for the three-month period ended September 30, 1996 from $857,000 for the same period in the prior year. Management fees are determined based on the gross revenues of AC. As such, decreased gross revenues bring about lower management fees. Since inception of the management fees agreement, management fees payable to BGI have been and continue to be accrued by AC, and may not be paid under the Indenture governing the AC Notes until such time that AC meets a specified fixed charged coverage ratio.

      Other expense (net of other income) amounted to $1,713,000 for the three-month period ended September 30, 1996 compared to $1,617,000 for the same period in the prior year. The increase in expense of $96,000, or 5.9%, reflects an adjustment to correct the calculation of interest associated with the AC notes


Income Taxes

      As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994, prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $11,250,000. Management anticipates that AC will generate taxable income and that its effective federal income tax rate will approximate the statutory rate of 34%, prior to consideration of the benefit from the net operating losses, which may be utilized to offset taxable income.


Liquidity and Capital Resources

     At September 30, 1996, AC had a working capital deficit of $59,255,000 compared to a working capital deficit of $58,530,000 at June 30, 1996. The decrease in working capital in the amount of $725,000 was caused primarily by increased accruals on the AC Notes and accrued management fees payable to BGI.

      For the three-month period ended September 30, 1996, cash provided by operating activities increased approximately $133,000, or 10.4%, to $1,414,000 from $1,281,000 for the same period in 1995. The increase in the 1996 period is primarily attributable to a net increase in operating assets of $1,410,000, and an increase in operating liabilities of $236,000 partially offset by a decrease in net income of $409,000, a decrease in the provision for losses on related party receivables of $1,076,000 and a decrease in depreciation and amortization of $28,000.

      For the three-month period ended September 30, 1996, net cash used in investing activities decreased to $510,000 for the three-month period ended September 30, 1996 compared with $72,000 for the same period in 1995. The decrease of $438,000 was caused primarily by a $406,000 decrease in related party receivable and a decrease in capital expenditures of $30,000.

      Cash flows used in financing activities for the three-month period ended September 30, 1996 was $69,000, reflecting payments on notes payable and capital leases. For the three-month period ended September 30, 1995, cash flows used in financing activities was $42,000.

     AC's long-term obligations, approximately $5,022,000 at September 30, 1996, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

       AC is currently in technical default under the Indenture governing the AC Notes because it has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, AC has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to BGI in excess of the amounts permitted to be so advanced under the Indenture. As a result of such defaults, the holders of 25% or more in principal amount of the Notes may cause the AC Notes to be accelerated, in which event they would become immediately due and payable in full. AC does not have and is not expected to have the resources to pay the AC Notes if they are accelerated.

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

      AC's management believes that, assuming the AC Notes and CQC Notes are not accelerated, it has sufficient funds to meet its projected needs for financing of existing operations and to service its debt obligations. However, AC's ability to obtain capital, should it be required, is significantly restricted under the Indentures governing the AC Notes and the CQC Notes. The ability of AC to service its debt obligations (and to comply with the consolidated tangible net worth covenant) will be dependent upon its future performance, which performance will be influenced by prevailing economic conditions and financial, business and competitive factors, many of which are beyond AC's control.


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

      In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreements are contracts with five Becker Gaming Group ("BGG") locations and one additional location owned by an unrelated party, which are expected to be renewed in general course.


Results  of operations for the three months ended  September
30, 1996 and 1995

     SC's results of operations declined for the three-month period ended September 30, 1996 compared to the same period in the prior year. Revenues decreased by 13.3% from $113,000 for the 1995 three-month period to $98,000 for the 1996 three-month period. The decrease in revenues is attributable to the expiration of contracts that were not renewed with one participation and one service fee location in the more recent period, the effect of which was slightly offset by the addition of two participation locations and the conversion of another location from a participation contract to a more favorable space lease contract. A decrease in service revenues in the more recent three-month period was due to the discontinued operation of Charlie's Saloon (a BGG bar).

      The average number of gaming machines operated during the three-month period ended September 30, 1996 was 369 compared to 259 in the prior year period. The average number of gaming machines at BGG locations serviced by SC was 115 for the three-month period ended September 30, 1996 compared to 130 for the same period in 1995. Slot service fees from BGG for the three-month period ended September 30, 1996 were $29,000, down from $32,000 for the same period in the prior year, due to the discontinued operation of Charlie's Saloon on April 21, 1996.

      Gaming machine route expenses for the three-month period ended September 30, 1996 increased by 14.9% to $347,000 when compared to the same period in the prior year reflecting increased salaries and wages, due to additional staffing requirements in slot route service and the transfer of management personnel from BGI to SC, as well as additional security guard wage expense for increased protection in response to greater slot route theft. Other increased expenses for repairs and maintenance, automotive and complimentary expenses were partially offset by a decrease in loss and damage, advertising, and supplies expenses.

     General and administrative expenses for the three-month period decreased by 4.2% to $23,000 from $24,000 , reflecting decreases in professional fees, donations, office and supplies expenses, and bad debts.

      Management fees (based upon gross revenues) decreased by 2.9% to $33,000 for the three-month period ended September 30, 1996 when compared to the same period in the prior year. This decrease is attributable to lower gross revenues in the more recent period.

      Depreciation and amortization decreased by 2.7% to $71,000 for the three-month period ended September 30, 1996, reflecting decreased depreciation and amortization costs associated with the April 1996 closing of Charlie's Saloon (a BGG bar). SC abandoned furniture, fixtures and equipment contained in this bar.

     During the three-month period ended September 30, 1996, SC had other expenses (net of other income) of approximately $20,000 compared to $36,000 for the same period in 1995. The decrease is attributable to reduced interest expense relating to notes payable paid in the previous year for existing locations.


Income Taxes

      As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1995. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income tax payable for the three-month period ended September 30, 1996 was $39,000 compared to $58,000 for the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.


Liquidity and Capital Resources

      Cash provided by operating activities for the three-month period ended September 30, 1996 decreased to $241,000 from $427,000 for the three-month period ended September 30, 1995, mostly due to a net decrease in operating liabilities of $179,000 and depreciation and amortization of $2,000 offset by an increase in operating assets of $10,000, and decrease in revenues of $15,000.

      Cash flows used in investing activities for the three months ended September 30, 1996 amounted to $75,000, including repayment of notes receivable of $24,000, an increase in advances to related parties of $29,000, and purchases of slot machines of $70,000.

      Cash flows used in financing activities for the three months ended September 30, 1996 amounted to $81,000, reflecting principal payments on notes payable.

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

      In July 1994, SC entered into an agreement with a bank for a new $1,200,000 non-revolving line of credit. Each advance under the line shall be evidenced by a separate promissory note with maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. Under the agreement, SC originally could request advances through October 28, 1995 only, at which time its rights to advances under the agreement were terminated. In December 1995, the agreement was amended, making available the unused portion of $1,200,000 until October 20, 1996. Advances under the agreement bear interest at the bank's prime rate plus 1.5% up to a maximum rate of 2.0%. As of September 30, 1996, the amount outstanding under the non- revolving line of credit totaled $693,000.

      SC's management believes that it has sufficient funds through the non-revolving line of credit and cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, however, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. SC has guaranteed the payment of the AC Notes, which guarantee is subject to release upon attainment by AC of a fixed charge coverage ratio of 2.25 to 1. In connection with its guarantee, the Indenture imposes restrictions on the distribution of earnings. SC's management believes that it has sufficient funds through the non-revolving line of credit and cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes.



      AC may have liability under its guarantee of the CQC Notes beyond that which it could immediately support. AC is in technical default under the Indenture governing the AC Notes and SC, as guarantor of the AC Notes, would have liability under its guarantee. Such liability would likely exceed the amount which SC could immediately support, including amounts available under its non-revolving line of credit.



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


Item 6.   Exhibits and Reports on Form 8-K

     No exhibits are included herein:

     The Company did not file any reports on form 8-K during the Three-Months ended September 30, 1996.


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





Date:    November 14, 1996                   /S/ Bruce F. Becker
         -----------------                  -------------------
                                            Bruce F. Becker
                                            President, Chief Executive
                                            Officer(Principal Executive Officer)






Date:    November 14, 1996                   /S/ Jerry Griffis
         ----------------                   -----------------
                                            Jerry Griffis
                                            Controller(Principal Financial and
                                            Accounting Officer)