Form 10-Q
period 1996-12-31
ARIZONA CHARLIES INC
filed 1997-02-14
CIK 919565

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -----------------------



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: December 31, 1996

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

                                             Outstanding at
Class of common stock                        January 31, 1997
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

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                    FORM 10-Q
                                      INDEX


PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


ARIZONA CHARLIE'S, INC.
Balance Sheets as of December 31, 1996 and
     June 30, 1996...................................................
     Statements of Operation and Retained Earnings
     (Deficit) for the Three-Month Periods
     Ended December 31, 1996 and 1995 and for
     the Six-Month Periods Ended December
     31, 1996 and 1995...............................................
Statements of Cash Flows for the Six-Month
     Periods Ended December 31, 1996 and 1995........................
Notes to Financial Statements........................................


SUNSET COIN, INC.
Balance Sheets as of December 31, 1996 and June
     30, 1995........................................................
Statements  of Income and Retained  Earnings
     for the  Three-Month  Periods Ended
     December 31, 1996 and 1995 and for the Six-Month Periods
     Ended December 31, 1996 and 1995................................
Statements of Cash Flows for the Six-Month
     Periods Ended December 31, 1996 and 1995........................

Notes to Financial Statements........................................


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Arizona Charlie's, Inc...............................................
Sunset Coin, Inc.....................................................

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................
Item 6. Exhibits and Reports on Form 8-K.............................


SIGNATURE............................................................


================================================================================

                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc. )
                                 BALANCE SHEETS
                             (Dollars In Thousands)



                                     ASSETS


                                              December 31,    June 30,
                                                     1996        1996
                                                 --------    --------
                                                 (unaudited)
Current assets:

   Cash and cash equivalents .................   $  4,970    $  4,591
   Restricted cash, in escrow account ........         10          10
   Trade and other accounts receivable .......        479         473
   Receivable from related  parties ..........      2,567       1,539
   Inventories ...............................        625         575
   Prepaid expenses ..........................        704       1,118
                                                 --------    --------
     Total current assets ....................      9,355       8,306
                                                 --------    --------

Property and equipment:

   Building and improvements .................     37,488      37,488
   Furniture and equipment ...................     22,774      22,575
   Land improvements .........................      1,628       1,628
                                                 --------    --------
                                                   61,890      61,691
   Less, accumulated  depreciation ...........    (17,659)    (16,218)
                                                 --------    --------
                                                   44,231      45,473
   Land ......................................        208         208
                                                 --------    --------
       Net property and equipment ............     44,439      45,681
                                                 --------    --------

Other assets:

   Receivable from related party, noncurrent..        210         987
   Deposits and other ........................        452         460
   Note receivable from related party.........      4,416       4,416
   Financing costs, less accumulated
   amortization of $1,643 at December 31,
   1996 and $1,366 June 30, 1996 .............      2,230       2,507
                                                 --------    --------
       Total other  assets ...................      7,308       8,370
                                                 --------    --------
       Total assets ..........................   $ 61,102    $ 62,357
                                                 ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                               December 31,   June 30,
                                                     1996        1996
                                                 --------    --------
                                               (unaudited)


Current liabilities:
   Trade accounts payable ....................   $  1,175    $  1,452
   Accounts payable to related parties .......          3           4
   Accrued expenses ..........................      5,832       3,323
   Management fees due Becker Gaming, Inc. ...      5,024       4,682
   Notes payable .............................         --         110
   Notes payable to related party ............      2,250       2,250
   Current portion of obligations
     under capital leases ....................         11          15
   Long-term debt classified as current due
     to default under covenants ..............     55,000      55,000
                                                 --------    --------
           Total current liabilities .........     69,295      66,836

Subordinated notes payable to prior
  stockholders ...............................      5,000       5,000
Obligations under capital leases,
  less current portion .......................         19          22
                                                 --------    --------
           Total liabilities .................     74,314      71,858
                                                 --------    --------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value,
   2,500 shares authorized, 1,000
   shares issued and outstanding .............        469         469

  Retained earnings (deficit) ................    (13,681)     (9,970)
                                                 --------    --------

           Total stockholders' equity
           (deficit) .........................    (13,212)     (9,501)
                                                 --------    --------

           Total liabilities  and
           stockholders' equity (deficit) ....   $ 61,102    $ 62,357
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                 Three Months Ended December 31,
                                                           1996            1995
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 12,296        $ 13,642
  Food and beverage ............................          3,533           3,390
  Hotel ........................................            924             771
  Gift shop ....................................            138             153
  Management fee from affiliates ...............            691             725
  Other ........................................            392             215
                                                       --------        --------
      Gross revenues ...........................         17,974          18,896
Less, promotional allowances ...................         (2,238)         (1,945)
                                                       --------        --------
      Net revenues .............................         15,736          16,951
                                                       --------        --------

Operating expenses:
  Gaming .......................................          3,232           4,100
  Food and beverage ............................          4,287           4,140
  Hotel ........................................            425             417
  Gift shop ....................................            126             127
  Advertising and promotion ....................          1,323           1,145
  General and administrative ...................          4,297           4,876
  Management fee - Becker Gaming, Inc. .........            864             906
  Rent expense paid to related party ...........             56              54
  Depreciation and amortization ................            861             893
                                                       --------        --------
      Total operating expenses .................         15,471          16,658
                                                       --------        --------
      Operating income (loss)...................            265             293
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets .................            --             (14)
  Interest income ..............................             69              75
  Interest expense .............................         (1,810)         (1,762)
  Other, net ...................................              9              10
                                                       --------        --------
      Total other expenses .....................         (1,732)         (1,691)
                                                       --------        --------
      Income (loss) before taxes ...............         (1,467)         (1,398)
Provision for income tax .......................             --              --
                                                       --------        --------
      Net (loss) income .........................      ($ 1,467)       ($ 1,398)

Retained earnings (deficit),
  beginning of period ..........................        (12,214)         (7,246)
                                                       --------        --------

Retained earnings (deficit),
   end of period ...............................       ($13,681)       ($ 8,644)
                                                       ========        ========

                                                   Six Months Ended December 31,
                                                           1996            1995
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 24,525        $ 26,533
  Food and beverage ............................          7,034           6,463
  Hotel ........................................          1,685           1,493
  Gift shop ....................................            269             307
  Management fee from affiliates ...............          1,367             725
  Other ........................................            650             515
                                                       --------        --------
       Gross revenues ..........................         35,530          36,036
 Less, promotional allowances ..................         (4,433)         (3,614)
                                                       --------        --------
      Net revenues .............................         31,097          32,422
                                                       --------        --------

Operating expenses:
  Gaming .......................................          6,558           7,638
  Food and beverage ............................          8,583           8,015
  Hotel ........................................            904             816
  Gift shop ....................................            184             234
  Advertising and promotion ....................          2,612           2,321
  General and administrative ...................          8,984           9,674
  Management fee - Becker Gaming, Inc. .........          1,709           1,763
  Rent expense paid to related party ...........            111             108
  Depreciation and amortization ................          1,719           1,779
                                                       --------        --------
      Total operating expenses .................         31,364          32,348
                                                       --------        --------
      Operating income (loss)...................           (267)             74
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets ................             --             (11)
  Interest income ..............................            137             144
  Interest expense .............................         (3,620)         (3,475)
  Other, net ...................................             39              35
                                                       --------        --------
      Total other expenses .....................         (3,444)         (3,307)
                                                       --------        --------
      Income (loss) before taxes ...............         (3,711)         (3,233)
Provision for income tax .......................           --              --
                                                       --------        --------
      Net (loss) income ........................       ($ 3,711)       ($ 3,233)

Retained earnings (deficit),
  beginning of period ..........................         (9,970)         (5,411)
                                                       --------        --------

Retained earnings (deficit),
  end of period ................................       ($13,681)       ($ 8,644)
                                                       ========        ========


The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                   Six Months Ended December 31,
                                                               1996        1995
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss) ..................................   ($ 3,711)   ($ 3,233)

    Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization ......................      1,719       1,779
    Provision for losses on related
     party receivables .................................        134       2,152
    (Gain) loss on sale of equipment ...................         --          11

(Increase) decrease in operating assets:
    Receivables ........................................         (6)     (2,728)
    Inventories ........................................        (50)         (8)
    Prepaid expenses ...................................        414         406
    Deposits and other .................................         (8)        (13)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for
     capital expenditures ..............................       (277)         88
    Accrued expenses ...................................      2,509         246
    Management fees due to Becker Gaming, Inc. .........      1,709       1,762
                                                           --------    --------
       Total adjustments ...............................      6,160       3,695
                                                           --------    --------
        Net cash provided by operating activities ......      2,449         462
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures, net of amounts in
     accounts payable ..................................       (199)        (77)
    Increase in receivable from Becker Gaming, Inc. ....       (417)         --
    Increase in  management fee receivable from Becker
    Gaming, Inc. .......................................     (1,367)       (725)
    Payments from related party receivable..............         30          --
    Proceeds from assets sales .........................         --          12
                                                           --------    --------
       Net cash provided by (used in)
          investing activities .........................     (1,953)       (790)
                                                           --------    --------

Cash flows from financing activities:
    Principal payments on notes payable ................       (110)       (121)
    Payments under capital lease obligations ...........         (7)         (3)
                                                           --------    --------
       Net cash provided by (used in)
          financing activities .........................       (117)       (124)
                                                           --------    --------
       Net increase in cash and cash equivalents .......        379        (452)
Cash and cash equivalents, beginning of the period .....      4,591       5,404
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  4,970    $  4,952
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ...........   $  2,499    $  3,558
                                                           ========    ========
    Income taxes paid ..................................         --          --
                                                           ========    ========
    Capital lease obligations incurred .................         --          --
                                                           ========    ========


The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  -------------



1)   Basis of Presentation:

     Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1996.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern:

     AC has guaranteed the payment of principal of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "CQC" Notes") issued by Capitol Queen & Casino, Inc. ("CQC"). An aggregate of $20,000,000 in principal amount and $3,600,000 in past due interest are outstanding on the CQC Notes at December 31, 1996. CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was substantially completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work.
Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern, Continued:

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

     The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996 and November 15, 1996. AC does not have funds available to advance on behalf of CQC at December 31, 1996. AC is restricted from selling assets under the covenants governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes. However, in January 1997 Management has taken steps to increase profitably and generate additional cash flow at AC, including down-sizing employee staffing levels and associated payroll costs in certain departments. Other operating departments have been combined to eliminate supervisory and management positions. Also, the existing restaurants and food facilities are being analyzed to determine if the current pricing structures are meeting the overall goals of attracting a sufficient number of casino patrons as designed and entertainment events including headliner concerts, lounge acts, and professional boxing matches are being reevaluated to determine if these events attract the necessary casino patrons desired. However, no assurance can be made regarding the future performance of AC. Such performance may be affected or influenced by prevailing economic conditions and financial, business and competitive factors, many which are beyond AC's control.

     As of December 31, 1996, AC is in default of certain debt covenants under the Indenture (the "AC Indenture") governing the AC Notes. These covenant violations include (i) a failure to meet a minimum fixed charge coverage ratio, as defined in the AC Indenture, and (ii) advances by AC to BGI in excess of amounts permitted under the AC Indenture.

     2)   Missouri Gaming License, Default Under Indebtedness,
          Management's Plans, and Going Concern, Continued:

     Such advances remain outstanding at December 31, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the minimum tangible net worth requirement, set forth in the AC Indenture. Under the terms of the AC Indenture, AC is required to offer to buy back $22,000,000 of the outstanding AC Notes at December 31, 1996 due to the failure to meet this covenant, and such amount shall increase by $5,500,000 each fiscal quarter so long as AC is in default of the covenant. AC has not made such offer and does not intend to do so while the discussions with the Bondholder Committee described below are in process. As a result of these covenants defaults, the AC Notes have been classified as currently payable in the accompanying financial statements.

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

     CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1996 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern, Continued:

     Management of AC has taken several steps to overcome the substantial doubt as to its ability continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                        December 31,   June 30,
                                                                1996       1996
                                                             -------    -------
                                                         (Unaudited)
Current assets:
  Cash ...................................................   $ 1,326    $ 1,122
  Current portion of notes receivable ....................        91        117
  Note receivable from related party .....................     2,250      2,250
  Other receivables ......................................       274        274
  Prepaid expenses .......................................        33         46
                                                             -------    -------
      Total current assets ...............................     3,974      3,809
                                                             -------    -------


Property and equipment:
  Building and leasehold improvements ....................       174        174
  Furniture, fixtures and equipment ......................     2,984      2,885
                                                             -------    -------
                                                                3,158      3,059
  Less, accumulated depreciation .........................    (1,478)    (1,370)
                                                             -------    -------
      Net property and equipment .........................     1,680      1,689
                                                             -------    -------

Notes receivable, less current
  portion ................................................       175        194

Advances to related parties ..............................       188        111

Other assets, less accumulated
  amortization of $31 at December 31, 1996,
  and $24 at June 30 , 1996 ..............................        81         88
                                                             -------    -------

      Total assets .......................................   $ 6,098    $ 5,891
                                                             =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        December 31,  June 30,
                                                               1996     1996
                                                             ------   ------
                                                        (Unaudited)
Current liabilities:
  Trade accounts payable .................................   $    1   $   44
  Accrued expenses .......................................      686      608
  Current portion of long term debt ......................      332      279
                                                             ------   ------
       Total current liabilities .........................    1,019      931


Long-term liabilities:
   Long-term debt, less current portion ..................      387      502
   Subordinated notes payable to
     former stockholders .................................    3,000    3,000
                                                             ------   ------
      Total liabilities ..................................    4,406    4,433
                                                             ------   ------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding .................................       27       27
Retained earnings ........................................    1,665    1,431
                                                             ------   ------
      Total stockholders' equity .........................    1,692    1,458
                                                             ------   ------

      Total liabilities and stockholders'
      equity .............................................   $6,098   $5,891
                                                             ======   ======

The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands)



                                       Three Months Ended December 31,
                                              1996       1995
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $   608    $   576
       Other ...........................        32         33

    Slot service fees:
       From related parties ............        21         24
       Other ...........................         8          8
                                           -------    -------
         Total revenues ................       669        641

Operating expenses:
    Slot route and service .............       341        307
    General and administrative .........         7          9
    Management fee - Becker Gaming, Inc.        35         33
    Depreciation and amortization ......        72         76
                                           -------    -------
       Total operating expenses ........       455        425
                                           -------    -------
Operating income .......................       214        216
                                           -------    -------
Other income (expense):
    Interest income ....................        48         42
    Interest expense ...................       (94)      (104)
    Other income .......................        25         13
                                           -------    -------
       Total other income (expense) ....       (21)       (49)
                                           -------    -------
Net income before income tax ...........       193        167
Provision for income tax ...............       (57)       (57)
                                           -------    -------
Net income .............................       136        110
Retained earnings,
beginning of period ....................     1,529      1,163
                                           -------    -------
Retained earnings, end of
period .................................   $ 1,665    $ 1,273
                                           =======    =======

                                       Six Months Ended  December 31,
                                              1996       1995
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $ 1,175    $ 1,143
       Other ...........................        66         74

    Slot service fees:
       From related parties ............        42         48
       Other ...........................        16         16
                                           -------    -------
         Total revenues ................     1,299      1,281

Operating expenses:
    Slot route and service .............       688        614
    General and administrative .........        30         27
    Management fee - Becker Gaming, Inc.        68         67
    Depreciation and amortization ......       142        149
                                           -------    -------
       Total operating expenses ........       928        857
                                           -------    -------
Operating income .......................       371        424
                                           -------    -------
Other income (expense):
    Interest income ....................        95         82
    Interest expense ...................      (185)      (203)
    Other income .......................        49         35
                                           -------    -------
       Total other income (expense) ....       (41)       (86)
                                           -------    -------

 Net income before income tax ..........       330        338
Provision for income tax ...............       (96)      (115)
                                           -------    -------
Net income .............................       234        223
Retained earnings,
beginning of period ....................     1,431      1,050
                                           -------    -------
Retained earnings,
end of period ..........................   $ 1,665    $ 1,273
                                           =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                       Six Months Ended December 31,
                                             1996       1995
                                          -------    -------
Cash flows from operating activities:
    Net income ........................   $   234    $   223

    Adjustments  to  reconcile  net  income
     to net cash  provided
     by  operatingactivities:
     Depreciation and amortization ....       142        149
     Gain on sales of equipment .......        --         13

(Increase) decrease in operating assets:
    Other receivables .................        --         16
    Prepaid expenses ..................        13         13

Increase (decrease) in operating liabilities:
     Accounts payable .................       (44)       (58)
     Notes payable ....................        91         --
     Accrued expenses .................        77        222
                                          -------    -------
         Total adjustments ............       279        355
                                          -------    -------

         Net cash provided by
          operating activities ........       513        578
                                          -------    -------

Cash flows from investing activities:
   Capital expenditures ...............       (99)      (285)
   Proceeds from sales of equipment ...        --         12
   Decrease (increase) in related
     party notes receivable ...........       (10)        --
   Decrease (increase) in advances
     to related parties ...............       (77)       (24)
   Repayments of notes receivable .....        31         39
                                          -------    -------
        Net cash used in
          investing activities ........      (155)      (258)
                                          -------    -------
Cash flows from financing activities:

    Proceeds from notes payable .......        --        177
    Principal payments on notes payable      (154)      (161)
                                          -------    -------
        Net cash (used in) provided by
          financing activities ........      (154)        16
                                          -------    -------

        Net increase in cash ..........       204        336

Cash, beginning of period .............     1,122        506
                                          -------    -------
Cash, end of period ...................   $ 1,326    $   842
                                          =======    =======

Supplemental cash flow disclosures:
    Interest paid .....................   $   186    $   204
                                          =======    =======
    Income taxes paid .................        $-         $-
                                          =======    =======

The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------



1)   Basis of Presentation:

     Sunset Coin, Inc. ("SC" or the "Company") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1996.



2) Guarantee  Obligation,  Management's  Plans,  and   Going
   Concern:

     SC has guaranteed the payment of the $55,000,000 principal amount of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") issued by Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI. AC is in default of certain covenants under the Indenture (the "AC Indenture") governing the AC Notes as of December 31, 1996. In addition, AC has guaranteed the payment of principal and interest on certain mortgage notes issued by CQC (the "CQC Notes"). An aggregate $20,000,000 in principal amount and $3,600,000 in past due interest are outstanding on the CQC Notes at December 31, 1996. Capitol Queen & Casino, Inc. ("CQC") is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. A proposed restructuring plan therefore contemplates (i) the modification of covenants under the AC Indenture to cure the current defaults and (ii) the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal of and accrued interest on the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the holders of the AC Notes and CQC Notes regarding the proposed restructuring plan.

2) Guarantee  Obligation,  Management's  Plans,  and   Going
   Concern, Continued:


     Should AC be unable to complete its restructuring plan, it will not have the financial resources to repay the AC Notes and honor its guarantee obligation under the CQC Notes. The Company would thus likely be required to honor its guarantee obligation of the AC Notes, which the Company does not have sufficient resources to satisfy. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

     Management of AC has taken several steps to overcome the substantial doubt as to its ability continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

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


            Results of Operations for the three and six-months ended
                           December 31, 1996 and 1995

     Results from operations at AC decreased for both the three and six-month periods ended December 31, 1996 compared to the same periods in 1995 as a result of decreased gaming revenues in the more recent periods. Operating expenses also decreased for both the three-month and six-month periods ended December 31, 1996, primarily as a result of reduced payroll expenses in the gaming department and reduced General and Administrative expenses associated with the maintenance and operation of the corporate airplane sold in July, 1996.

     Net revenues at AC decreased by $1,215,000, or 7.2%, from $16,951,000 to $15,736,000 for the three-month period ended December 31, 1996 compared to the three-month period ended December 31, 1995. In the same period-to-period comparison, operating expenses, including depreciation and amortization, decreased by 7.1% to $15,471,000 from $16,658,000. This resulted in a $28,000 decrease in operating income from $293,000 to $265,000 for the more recent period.

     Net revenues at AC decreased by $1,325,000, or 4.1%, from $32,422,000 to $31,097,000 for the six-month period ended December 31, 1996 compared to the six-month period ended December 31, 1995. In the same period-to-period comparison, operating expenses, including depreciation and amortization, decreased by 3.0% to $31,364,000 from $32,348,000. This resulted in a $341,000 decrease in operating income from $74,000 to an operating loss of $267,000 for the more recent period.

     The largest portion of the revenue decrease for the three-month period ended December 31, 1996 is attributable to gaming revenues, specifically, gaming machine revenues, which decreased 9.3% from $11,365,000 to $10,308,000, reflecting lower levels of play from patrons. Revenues from table games also decreased 6.0% from $1,267,000 to $1,191,000 during the 1996 three-month period and race and sports book revenues decreased $32,700 or 3.6% reflecting lessor play from patrons. Bingo revenues also decreased by $162,000 for the three-month period ended December 31, 1996 when compared to the same period of the prior year. The largest portion of the decrease in revenues for the six- month period ended December 31, 1996 is attributable to gaming revenues which decreased 7.6% from $26,533,000 to $24,525,000. Specifically, gaming machine revenues decreased $1,515,000 or 6.8% from $22,295,000 to $20,780,000. Revenues from table games decreased $30,000 or 1.2%, from $2,435,000 to $2,405,000, and revenues from the race & sports book decreased $153,000, or 9.5%, from $1,613,000 to $1,460,000.
Bingo revenues also decreased by $278,000 during the six-month period ended December 31, 1996 compared to the same period of the prior year. The decreases for both the 1996 three-month and six-month periods are the result of increased competition from surrounding hotel/casinos that appeal to Arizona Charlie's "local" patron base.

     Food and Beverage revenues increased 4.2% from $3,390,000 to $3,533,000 during the three-month period ended December 31, 1996 compared to the same period in the prior year. The increase in revenues is primarily due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in the food and beverage department are the result of casino promotion and marketing efforts to attract, reward and retain qualified patrons. For the six-month period ended December 31, 1996, food & beverage revenues increased $571,000 or 8.8% from $6,463,000 to $7,034,000 when compared to the six-month period of the prior year, also reflecting an increase primarily due to increased complimentary sales in the food and beverage departments.

     Hotel revenues increased 19.8% from $771,000 to $924,000 during the three months ended December 31, 1996 compared to the same three-month period in 1995. The increase is primarily due to an increase in occupancy and average room rates of 84% and $45.55, respectively, compared to 83 % and $40.05 in the 1995 period. During the six-month period ended December 31, 1996, hotel revenues increased by $192,000 or 12.9% from $1,493,000 to $1,685,000 compared to the same six-month period of 1995. The increased revenue is largely due to an increase in occupancy and average room rates of 88% and $42.98, respectively, compared to 84% and $38.49 in the 1995 six-month period.

     Gift shop revenues decreased 9.8% from $153,000 to $138,000 during the three-month period ended December 31, 1996 compared to the same period in 1995. During the six- month period ended December 31, 1996, gift shop revenues decreased $38,000, or 12.4%, from $307,000 to $269,000 compared to the same period in 1995. The decreases are primarily due to reducing the hours of operation in the 1996 periods.

     Other revenues, which principally include entertainment cover charges, ATM commissions, and revenues from PBX and banquets, increased 82.3% from $215,000 to $392,000 for the three-month period ended December 31, 1996 compared to the same period in 1995. During the six month period ended December 31, 1996, other revenues increased by $135,000 or 26.2% from $515,000 to $650,000 compared to the same six- month period of 1995. The increases reflect higher entertainment cover charge and banquet revenues resulting from additional concerts, banquets and boxing events that occurred in the 1996 periods.

     Gaming expenses decreased by $868,000 and $1,080,000, or 21.2% and 14.1%, from $4,100,000 and $7,638,000 to $3,232,000 and $6,558,000, respectively, for the three-month and six-month periods ended December 31, 1996 as compared to the same periods in 1995. The lower levels of expense reflect reductions in staffing levels in the slot and table games departments and decreased slot promotion expenses, most of which occurred in the 1996 three-month period.

     Food and Beverage expenses increased by $147,000 and $568,000, or 3.6% and 7.1%, from $4,140,000 and $8,015,000 to $4,287,000 and $8,583,000, respectively, for the three- month and six-month periods ended December 31, 1996 when compared to the same periods in 1995, as a result of increased food and beverage costs and an increase in salary and wages, all associated with the increase in food & beverage revenues during the 1996 periods. As a result, food and beverage expenses represented 121.3% and 122.0% of food and beverage revenues for the three-month and six-month periods ended December 31, 1996 compared to 122.1% and 124.0% of the food and beverage revenues for the same periods in 1995.

     Hotel expenses increased by $8,000 and $88,000, or 1.9% and 10.8%, from $417,000 and $816,000 to $425,000 and $904,000, respectively, for the three-month and six-month periods ended December 31, 1996 as compared to the same periods in 1995, reflecting additional repair and maintenance costs associated with the original 100 rooms built in 1988, the additional costs of room linens, and normal wage and salary increases. Net contribution by the hotel department (hotel revenues less hotel operating expenses) was $499,000 and $781,000 for the three-month and six-month periods ended December 31, 1996 as compared to $354,000 and $677,000 for the same periods in 1995.

     General and Administrative expenses decreased by $579,000 and $690,000, or 11.9% and 7.1%, from $4,876,000 and $9,674,000 to $4,297,000 and $8,984,000 respectively, for the three-month and six-month periods ended December 31, 1996 as compared to the same periods in 1995. The decreases resulted from a reduction in entertainment department costs that are associated with entertainer fees and equipment rental expense. Other decreases include reductions of staffing levels in the security, entertainment, porters and aviation departments and a reduction in expenses associated with the operation of a jet airplane which was sold in July 1996. The Company accrued management fees payable to BGI of $864,000 and $1,709,000 during the three-month and six-month periods ended December 31, 1996.

     Advertising and Promotional expenses increased by $178,000 and $291,000, or 15.6% and 12.5%, from $1,145,000 and $2,321,000 to $1,323,000 and $2,612,000 during the three- month and six-month periods ended December 31, 1996 as compared to the same period in 1995. Management believes that these increased levels of promotional expenditures in both of the 1996 periods is necessary to attract and maintain the desired customer levels, to promote the entertainment events, and support the other existing facilities throughout the property. Management believes that frequent promotions are necessary to compete with the newer hotel/casinos that are located close in proximity to AC. These newer hotel/casinos appeal and market to the Arizona Charlie's "local" patron base.

     Depreciation and Amortization decreased by $32,000 and $60,000, or 3.6% and 3.4%, from $893,000 and $1,779,000 to $861,000 and $1,719,000 during the three-month and six-month periods ended December 31, 1996 when compared to the same periods in 1995, as a result of decreased depreciation expenses associated with older assets.

     AC had other expenses of $1,732,000 and $3,444,000 for the three-month and six-month periods ended December 31, 1996 compared with $1,691,000 and $3,307,000 for the same periods in 1995. The increases reflect an adjustment to correct the calculation of interest associated with the AC Notes.

     In January, 1997 Management has taken steps to increase profitably and generate additional cash flow at AC, including down-sizing employee staffing levels and associated payroll costs in certain departments. Other operating departments have been combined to eliminate supervisory and management positions. Also, the existing restaurants and food facilities are being analyzed to determine if the current pricing structures are meeting the overall goals of attracting a sufficient number of casino patrons as designed and entertainment events including headliner concerts, lounge acts, and professional boxing matches are being reevaluated to determine if these events attract the necessary casino patrons desired. However, no assurance can be made regarding the future performance of AC. Such performance may be affected or influenced by prevailing economic conditions and financial, business and competitive factors, many which are beyond AC's control.


Income Taxes

     As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994, prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $12,600,000. Management anticipates that AC will generate taxable income and that its effective federal income tax rate will approximate the statutory rate of 34%, prior to consideration of the benefit from the net operating losses, which may be utilized to offset taxable income.

Liquidity and Capital Resources

     At December  31,  1996,  AC had a working  capital  deficit of  $59,940,000 compared to a working capital deficit of $58,530,000 at June 30, 1996. The decrease in working capital in the amount of $1,410,000 was caused primarily by increased accrued interest on the AC Notes and accrued management fees payable to BGI.

     For the six-month period ended December 31, 1996, cash provided by operating activities increased approximately $1,987,000 to $2,449,000, from $462,000 for the same period in 1995. The increase in the 1996 period is primarily attributable to the increased accrued interest on the AC Notes, partially offset by the increase net loss for the current period.

     For the six-month period ended December 31, 1996, net cash used in investing activities increased to $1,953,000 for the six-month period ended December 31, 1996 compared with $790,000 for the same period in 1995. The increase of $1,163,000 was caused primarily by a $417,000 increase in related party receivable, an increase in capital expenditures of $122,000 and an increase in management fee receivable of $642,000.

     Cash flows used in financing activities for the six- month period ended December 31, 1996 was $117,000, reflecting payments on notes payable and capital leases. For the six-month period ended December 31, 1995, cash flows used in financing activities was $124,000.

     AC's long-term obligations, approximately $5,019,000 at December 31, 1996, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

     On November 15, 1996, AC made an interest payment due on the AC Notes in the amount of $1,100,000, an amount equal to one-third of the required due. On December 16, 1996 another one-third of the interest due in the amount of $1,100,000 was paid. The remainder of the interest was paid on January 15, 1997.

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

     In addition, AC has a substantial contingent obligation resulting from its guarantee of the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. CQC was not able to make its scheduled interest payments of $1,200,000 due on each of November 15, 1995, May 15, 1996 and November 15, 1996, and AC did not have funds available to advance on behalf of CQC. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan, however, an agreement has not yet been reached. As a result of a September 1994 ruling of the Missouri Gaming
Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and past due interest thereon. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and past due interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and past due interest thereon, AC will be obligated under its guarantee of the CQC Notes to fund the shortfall.

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

     Management of AC has taken several steps to overcome the substantial doubt as to its ability continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat, and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.


Sunset Coin, Inc.
-----------------

General

     SC derives its revenues and profits largely from its gaming machine route pursuant to participation contracts and, to a lesser extent, space leases. Under its participation contracts, SC pays a percentage of the net win (amounts wagered less winnings paid) from its gaming machines to the site owner. The balance is retained by SC. Under its space leases, SC pays the site owner a fixed space rental fee and retains all of the net win. SC gaming revenues under participation contracts represent SC's share of the net win after payments to the location, and under space leases represent all revenues before lease payments, which are treated as expenses. A majority of SC's gaming machines are installed at locations controlled by the shareholders and the contracts with such locations are expected to be renewed as a matter of general course.

     In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreements are contracts with six Becker Gaming Group ("BGG") locations and one additional location owned by an unrelated party, which are expected to be renewed in general course except for Charlie's Saloon (a BGG bar) which discontinued its operations on April 21, 1996.


            Results of operations for the three and six-months ended
                           December 31, 1996 and 1995

     SC's results of operations declined for the three and six-month periods ended December 31, 1996 compared to the same periods in the prior year despite higher revenues which increased by 4.3% to $669,000 for the three-month period and by 1.4% to $1,299,000 for the six-month period. The increase in revenues is attributable to the addition of one participation location.

     The total number of gaming machines operated during both the three and six-month periods ended December 31, 1996 were 382 compared to 388 in the prior year. The total number of gaming machines from the BGG locations that are serviced by SC was 115, as compared to 130 in the same periods last year due to the discontinued operation of the aforementioned BGG bar. Slot service fees from BGG for the three-month and six-month periods ended December 31, 1996 decreased to $21,000 and $42,000, from $24,000 and $48,000 for the same periods in the prior year.

     Gaming machine route expenses for the three-month and six-month periods ended December 31, 1996 increased by 11.1% to $341,000 and by 12.1% to $688,000 when compared to the same periods in the prior year reflecting increased salaries and wages and associated taxes due to the transfer of management and security personnel from BGI to SC, normal wage and payroll tax increases, and increase in repairs and maintenance of slot machines.

     General and administrative expenses for the three-month period decreased by 22.2% to $7,000 from $9,000, and for the six-month period increased by 11.1% to $30,000 from $27,000, reflecting decreases in professional fees for the three-month period and increased office expenses for the six- month period.

     Management fees increased by 6.1% and 1.5% to $35,000 and $68,000 for the three-month and six-month periods ended December 31, 1996 when compared to the same periods in the prior year attributed to higher revenues in the more recent periods.

     Depreciation and amortization decreased by 5.3% and 4.7% to $72,000 and $142,000 for the three-month and six- month periods ended December 31, 1996, reflecting decreased depreciation and amortization costs associated with the April 1996 closing of a BGG bar. SC abandoned furniture, fixtures and equipment contained in this bar.

     During the three-month and six-month periods ended December 31, 1996, SC had other expenses (net of other income) of approximately $21,000 and $41,000 compared to $49,000 and $86,000 for the same periods in 1995. The decrease is attributable to reduced interest expense relating to four notes payable paid in various months for the previous year ended June 30, 1996, for existing locations.

Income Taxes

     As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1995. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income tax payable for the three-month and six-month periods ended December 31, 1996 amounted to $57,000 and $96,000 from $57,000 and $115,000 in the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.


Liquidity and Capital Resources

     Cash provided by operating activities for the six-month period ended December 31, 1996 decreased to $513,000 from $578,000 for the six-month period ended December 31, 1995, mostly due to a net decrease in operating liabilities of $40,000 and depreciation and amortization of $7,000 offset by an increase in net income of $11,000.

     Cash flows used in investing activities for the six- month period ended December 31, 1996 decreased to $155,000 from $258,000 reflecting a decrease in capital expenditures of $186,000, and a decrease in repayments of notes receivable of $8,000, offset by increases in related party notes receivable and advances to related parties of $10,000 and $53,000 respectively.

     Cash flows used in financing activities for the six- months ended December 31, 1996 decreased by $170,000 compared to same period in the prior year due to the expiration of a line of credit on October 20, 1996.

     Apart from its anticipated obligation with respect to the AC Notes, SC's indebtedness includes the stockholder notes and notes collateralized by its gaming equipment and other assets. The stockholder notes aggregate $3,000,000 in principal amount, bear interest at an annual rate of 10% and mature January 2001. The collateralized notes bears interest at annual rates of approximately 10.89% in the case of fixed rate loans, or at prime plus 1.5% in the case of a collateralized line of credit, the outstanding aggregate balance of which, $272,000 was converted to a term note at July 1, 1994, with monthly payments through June 1998. SC was able to request advances through October 20, 1996 at which time the Company's right to receive advances under the agreement was terminated. In addition, SC had term notes of $627,000 due at various dates through April 2001, having interest at prime plus 1.5%.

     SC's management believes that its cash generated by operations to meet its projected needs for existing operations will be sufficient and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. SC has guaranteed the payment of the AC Notes, which guarantee is subject to release upon attainment by AC of a fixed charge coverage ratio of 2.25 to 1. In connection with its guarantee, the Indenture imposes restrictions on the distribution of earnings.

     AC may have liability under its guarantee of the CQC Notes beyond that which it could immediately support, AC may be in default of the AC Notes and SC, as guarantor of the AC Notes, would have liability under its guarantee. Such liability would likely exceed the amount which SC could immediately support.

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

Item 6.   Exhibits and Reports on Form 8-K

     No exhibits are included herein:

     The Company did not file any reports on form 8-K during the three-month periods ended December 31, 1996.

================================================================================
                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         Arizona Charlie's, Inc.
                                                         -----------------------
                                                                    (Registrant)





Date:    February 14, 1997                   /S/ Bruce F. Becker
         -----------------                  -------------------
                                            Bruce F. Becker
                                            President, Chief Executive
                                            Officer(Principal Executive Officer)






Date:    February 14, 1997                   /S/ Jerry Griffis
         ----------------                   -----------------
                                            Jerry Griffis
                                            Controller(Principal Financial and
                                            Accounting Officer)
================================================================================