Form 10-Q
period 1997-03-31
ARIZONA CHARLIES INC
filed 1997-05-15
CIK 919565

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -----------------------



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

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

                                             Outstanding at
Class of common stock                        April 30, 1997
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

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                    FORM 10-Q
                                      INDEX


PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


ARIZONA CHARLIE'S, INC.
Balance Sheets as of March 31, 1997 and
     June 30, 1996...................................................
     Statements of Operation and Retained Earnings
     (Deficit) for the Three-Month Periods
     Ended March 31, 1997 and 1996and for
     the Nine-Month Periods Ended December
     31, 1997 and 1996...............................................
Statements of Cash Flows for the Nine-Month
     Periods Ended March 31, 1997 and 1996........................
Notes to Financial Statements........................................


SUNSET COIN, INC.
Balance Sheets as of March 31, 1997 and June
     30, 1996........................................................
Statements  of Income and Retained  Earnings
     for the  Three-Month  Periods Ended
     March 31, 1997 and 1996 and for the Nine-Month Periods
     Ended March 31, 1997 and 1996................................
Statements of Cash Flows for the Nine-Month
     Periods Ended March 31, 1997 and 1996........................

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

Item 1. Legal Proceedings............................................
Item 6. Exhibits and Reports on Form 8-K.............................


SIGNATURE............................................................

                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc. )
                                 BALANCE SHEETS
                             (Dollars In Thousands)



                                     ASSETS


                                                 March 31,    June 30,
                                                     1997        1996
                                                 --------    --------
                                                 (unaudited)
Current assets:

   Cash and cash equivalents .................   $  5,355    $  4,591
   Restricted cash, in escrow account ........         10          10
   Trade and other accounts receivable .......        444         473
   Receivable from related  parties ..........      2,483       1,539
   Inventories ...............................        558         575
   Prepaid expenses ..........................        949       1,118
                                                 --------    --------
     Total current assets ....................      9,799       8,306
                                                 --------    --------

Property and equipment:

   Building and improvements .................     37,488      37,488
   Furniture and equipment ...................     22,859      22,575
   Land improvements .........................      1,628       1,628
                                                 --------    --------
                                                   61,975      61,691
   Less, accumulated  depreciation ...........    (18,371)    (16,218)
                                                 --------    --------
                                                   43,604      45,473
   Land ......................................        208         208
                                                 --------    --------
       Net property and equipment ............     43,812      45,681
                                                 --------    --------

Other assets:

   Receivable from related party, noncurrent..        210         987
   Deposits and other ........................        562         460
   Note receivable from related party.........      4,416       4,416
   Financing costs, less accumulated
   amortization of $1,782 at March 31,
   1997 and $1,366 June 30, 1996 .............      2,091       2,507
                                                 --------    --------
       Total other  assets ...................      7,279       8,370
                                                 --------    --------
       Total assets ..........................   $ 60,890    $ 62,357
                                                 ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                 March 31,   June 30,
                                                     1997        1996
                                                 --------    --------
                                               (unaudited)


Current liabilities:
   Trade accounts payable ....................   $    990    $  1,452
   Accounts payable to related parties .......          4           4
   Accrued expenses ..........................      5,843       3,323
   Management fees due Becker Gaming, Inc. ...      5,187       4,682
   Notes payable .............................        190         110
   Notes payable to related party ............      3,150       2,250
   Current portion of obligations
     under capital leases ....................         13          15
   Long-term debt classified as current due
     to default under covenants ..............     55,000      55,000
                                                 --------    --------
           Total current liabilities .........     70,377      66,836

Subordinated notes payable to prior
  stockholders ...............................      5,000       5,000
Obligations under capital leases,
  less current portion .......................         14          22
                                                 --------    --------
           Total liabilities .................     75,391      71,858
                                                 --------    --------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value,
   2,500 shares authorized, 1,000
   shares issued and outstanding .............        469         469

  Retained earnings (deficit) ................    (14,970)     (9,970)
                                                 --------    --------

           Total stockholders' equity
           (deficit) .........................    (14,501)     (9,501)
                                                 --------    --------

           Total liabilities  and
           stockholders' equity (deficit) ....   $ 60,890    $ 62,357
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                           1997            1996
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 11,837        $ 13,454
  Food and beverage ............................          3,297           3,436
  Hotel ........................................            854             844
  Gift shop ....................................            135             150
  Management fee from affiliates ...............            653             729
  Other ........................................            175             338
                                                       --------        --------
      Gross revenues ...........................         16,951          18,951
Less, promotional allowances ...................         (1,985)         (2,033)
                                                       --------        --------
      Net revenues .............................         14,966          16,918
                                                       --------        --------

Operating expenses:
  Gaming .......................................          3,218           3,445
  Food and beverage ............................          3,922           4,164
  Hotel ........................................            421             428
  Gift shop ....................................            137             119
  Advertising and promotion ....................          1,100           1,097
  General and administrative ...................          3,996           4,423
  Management fee - Becker Gaming, Inc. .........            817             912
  Rent expense paid to related party ...........             55              54
  Depreciation and amortization ................            864             889
                                                       --------        --------
      Total operating expenses .................         14,530          15,531
                                                       --------        --------
      Operating income (loss)...................            436           1,387
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets .................            (1)             --
  Interest income ..............................             67              74
  Interest expense .............................         (1,814)         (1,808)
  Other, net ...................................             22              16
                                                       --------        --------
      Total other expenses .....................         (1,726)         (1,718)
                                                       --------        --------
      Income (loss) before taxes ...............         (1,290)           (331)
Provision for income tax .......................             --              --
                                                       --------        --------
      Net (loss) income .........................      ($ 1,290)       ($   331)

Retained earnings (deficit),
  beginning of period ..........................        (13,681)         (8,644)
                                                       --------        --------

Retained earnings (deficit),
   end of period ...............................       ($14,971)       ($ 8,975)
                                                       ========        ========

                                                     Nine Months Ended March 31,
                                                           1997            1996
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 36,362        $ 39,988
  Food and beverage ............................         10,445           9,807
  Hotel ........................................          2,540           2,337
  Gift shop ....................................            404             457
  Management fee from affiliates ...............          2,021           1,454
  Other ........................................            711             852
                                                       --------        --------
       Gross revenues ..........................         52,483          54,895
 Less, promotional allowances ..................         (6,479)         (5,647)
                                                       --------        --------
      Net revenues .............................         46,004          49,248
                                                       --------        --------

Operating expenses:
  Gaming .......................................          9,658          11,092
  Food and beverage ............................         12,505          12,054
  Hotel ........................................          1,325           1,243
  Gift shop ....................................            387             353
  Advertising and promotion ....................          3,708           3,392
  General and administrative ...................         12,975          14,147
  Management fee - Becker Gaming, Inc. .........          2,526           2,674
  Rent expense paid to related party ...........            167             164
  Depreciation and amortization ................          2,583           2,668
                                                       --------        --------
      Total operating expenses .................         45,834          47,787
                                                       --------        --------
      Operating income (loss)...................            170           1,461
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets ................             (1)            (10)
  Interest income ..............................            204             218
  Interest expense .............................         (5,435)         (5,283)
  Other, net ...................................             61              50
                                                       --------        --------
      Total other expenses .....................         (5,171)         (5,025)
                                                       --------        --------
      Income (loss) before taxes ...............         (5,001)         (3,564)
Provision for income tax .......................           --              --
                                                       --------        --------
      Net (loss) income ........................       ($ 5,001)       ($ 3,564)

Retained earnings (deficit),
  beginning of period ..........................         (9,970)         (5,411)
                                                       --------        --------

Retained earnings (deficit),
  end of period ................................       ($14,971)       ($ 8,975)
                                                       ========        ========


The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                     Nine Months Ended March 31,
                                                               1997        1996
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss) ..................................   ($ 5,001)   ($ 3,564)

    Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization ......................      2,583       2,668
    Provision for losses on related
     party receivables .................................        175       1,239
    (Gain) loss on sale of equipment ...................          1          11

(Increase) decrease in operating assets:
    Receivables ........................................         29      (2,203)
    Inventories ........................................         17          78
    Prepaid expenses ...................................        169         137
    Deposits and other .................................       (102)         85

Increase (decrease) in operating liabilities:
    Accounts payable ...................................       (462)         63
    Accrued expenses ...................................      2,520       1,342
    Management fees due to Becker Gaming, Inc. .........      2,526       2,674
                                                           --------    --------
       Total adjustments ...............................      7,456       6,094
                                                           --------    --------
        Net cash provided by operating activities ......      2,455       2,530
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures ...............................       (305)       (271)
    Increase in receivable from related party...........
    Increase in receivable from Becker Gaming, Inc. ....       (372)         --
    Increase in  management fee receivable from Becker
    Gaming, Inc. .......................................     (2,021)     (1,454)
    Payments from related party receivable..............         30          --
    Proceeds from assets sales .........................          7          12
                                                           --------    --------
       Net cash provided by
          investing activities .........................     (2,661)     (1,713)
                                                           --------    --------

Cash flows from financing activities:
    Proceeds from borrowing under payables..............        190          75
    Proceeds from related party notes payable...........        900          --
    Principal payments on notes payable ................       (110)         --
    Payments under capital lease obligations ...........        (10)         (4)
                                                           --------    --------
       Net cash provided by
          financing activities .........................        970         (71)
                                                           --------    --------
       Net increase in cash and cash equivalents .......        764         888
Cash and cash equivalents, beginning of the period .....      4,591       5,404
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  5,355    $  6,292
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ...........   $  5,435    $  5,282
                                                           ========    ========
    Income taxes paid ..................................         $-          $-
                                                           ========    ========
    Capital lease obligations incurred .................         $-          $-
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  -------------

1)   Basis of Presentation:

Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1996.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern:

AC has guaranteed the payment of principal of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "CQC" Notes") issued by Capitol Queen & Casino, Inc. ("CQC"). An aggregate of $20,000,000 in principal amount and $3,600,000 in past due interest are outstanding on the CQC Notes at March 31, 1997. CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was substantially completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work.
Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

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

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996 and November 15, 1996 and will not have funds available to make the May 15, 1997 interest payment. AC does not have funds available to advance on behalf of CQC at March 31, 1997. AC is restricted from selling assets under the covenants governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes. However, in January 1997 Management has taken steps to increase profitably and generate additional cash flow at AC, including down-sizing employee staffing levels and associated payroll costs in certain departments. Other operating departments have been combined to eliminate supervisory and management positions. Such down-sizing and eliminations which took place in February and March are partially reflected in the 1997 three-month period. Also, the existing restaurants and food facilities are being analyzed to determine if the current pricing structures are meeting the overall goals of attracting a sufficient number of casino patrons as designed. As such, beginning in April 1997, new value priced menus have been implemented in the Chinese restaurant. The Sportsbook deli is being expanded to include a mini-food court area which in addition to the present deli-style sandwiches will offer grilled items as well as Mexican Style fast food items. Entertainment events including headliner concerts, lounge acts, and professional boxing matches are being re-evaluated to determine if these events attract the necessary casino patrons desired. Also beginning in April 1997, a slot player club and automated slot reporting system was purchased and is currently being installed to attract new patrons and help retain existing patrons. However, no assurance can be made regarding the future performance of AC. Such performance may be affected or influenced by prevailing economic conditions and financial, business and competitive factors, many which are beyond AC's control.

2)   Missouri Gaming License, Default Under Indebtedness,
     Management's Plans, and Going Concern, Continued:


As of March 31, 1997, AC is in default of certain debt covenants under the Indenture (the "AC Indenture") governing the AC Notes. These covenant violations include (i) a failure to meet a minimum fixed charge coverage ratio, as defined in the AC Indenture, and (ii) advances by AC to BGI in excess of amounts permitted under the AC Indenture. Such advances remain outstanding at March 31, 1997. In addition, beginning with the quarter ending December 31, 1995, AC has not met the minimum tangible net worth requirement, set forth in the AC Indenture. Under the terms of the AC Indenture, AC is required to offer to buy back $27,500,000 of the outstanding AC Notes at March 31, 1997 due to the failure to meet this covenant, and such amount shall increase by $5,500,000 each fiscal quarter so long as AC is in default of the covenant. AC has not made such offer and does not intend to do so while the discussions with the Bondholder
Committee described below are in process. As a result of these covenants defaults, the AC Notes have been classified as currently payable in the accompanying financial statements.

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

CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the March 31, 1997 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.

Management of AC has taken several steps to overcome the substantial doubt as to its ability to continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                           March 31,   June 30,
                                                                1997      1996
                                                             -------    -------
                                                         (Unaudited)
Current assets:
  Cash ...................................................   $   648    $ 1,122
  Current portion of notes receivable ....................        99        117
  Note receivable from related party .....................     3,150      2,250
  Other receivables ......................................       303        274
  Prepaid expenses .......................................        21         46
                                                             -------    -------
      Total current assets ...............................     4,221      3,809
                                                             -------    -------


Property and equipment:
  Building and leasehold improvements ....................       174        174
  Furniture, fixtures and equipment ......................     3,012      2,885
                                                             -------    -------
                                                               3,186      3,059
  Less, accumulated depreciation .........................    (1,548)    (1,370)
                                                             -------    -------
      Net property and equipment .........................     1,638      1,689
                                                             -------    -------

Other assets:
  Notes receivable, less current
    portion ..............................................       161        194

  Advances to related parties ............................       236        111

  Other assets, less accumulated
    amortization of $34 at March 31, 1997,
    and $24 at June 30, 1996 ............................         78         88
                                                             -------    -------

      Total assets .......................................   $ 6,334    $ 5,891
                                                             =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          March 31,  June 30,
                                                               1997     1996
                                                             ------   ------
                                                        (Unaudited)
Current liabilities:
  Trade accounts payable .................................   $    2   $   44
  Accrued expenses .......................................      770      608
  Current portion of long term debt ......................      325      279
                                                             ------   ------
       Total current liabilities .........................    1,097      931


Long-term liabilities:
   Long-term debt, less current portion ..................      333      502
   Subordinated notes payable to
     former stockholders .................................    3,000    3,000
                                                             ------   ------
      Total liabilities ..................................    4,430    4,433
                                                             ------   ------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding .................................       27       27
Retained earnings ........................................    1,877    1,431
                                                             ------   ------
      Total stockholders' equity .........................    1,904    1,458
                                                             ------   ------

      Total liabilities and stockholders'
      equity .............................................   $6,334   $5,891
                                                             ======   ======

The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands)



                                       Three Months Ended March 31,
                                              1997       1996
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $   614    $   607
       Other ...........................        30         38

    Slot service fees:
       From related parties ............        21         24
       Other ...........................         8          8
                                           -------    -------
         Total revenues ................       673        677

Operating expenses:
    Slot route and service .............       313        324
    General and administrative .........         8          4
    Management fee - Becker Gaming, Inc.        34         34
    Depreciation and amortization ......        73         75
                                           -------    -------
       Total operating expenses ........       428        437
                                           -------    -------
Operating income .......................       245        240
                                           -------    -------
Other income (expense):
    Interest income ....................        48         44
    Interest expense ...................       (89)       (96)
    Other income .......................        81         24
                                           -------    -------
       Total other income (expense) ....        40        (28)
                                           -------    -------
Net income before income tax ...........       285        212
Provision for income tax ...............       (73)       (72)
                                           -------    -------
Net income .............................       212        140
Retained earnings,
beginning of period ....................     1,665      1,273
                                           -------    -------
Retained earnings, end of
period .................................   $ 1,877    $ 1,413
                                           =======    =======

                                       Nine Months Ended March 31,
                                              1997       1996
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $ 1,789    $ 1,750
       Other ...........................        97        112

    Slot service fees:
       From related parties ............        63         72
       Other ...........................        25         25
                                           -------    -------
         Total revenues ................     1,974      1,959

Operating expenses:
    Slot route and service .............     1,000        939
    General and administrative .........        38         31
    Management fee - Becker Gaming, Inc.       104        102
    Depreciation and amortization ......       215        224
                                           -------    -------
       Total operating expenses ........     1,357      1,296
                                           -------    -------
Operating income .......................       617        663
                                           -------    -------
Other income (expense):
    Interest income ....................       143        126
    Interest expense ...................      (274)      (298)
    Other income .......................       129         59
                                           -------    -------
       Total other income (expense) ....        (2)      (113)
                                           -------    -------

 Net income before income tax ..........       615        550
Provision for income tax ...............      (169)      (187)
                                           -------    -------
Net income .............................       446        363
Retained earnings,
beginning of period ....................     1,431      1,050
                                           -------    -------
Retained earnings,
end of period ..........................   $ 1,877    $ 1,413
                                           =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                        Nine Months Ended March 31,
                                             1997       1996
                                          -------    -------
Cash flows from operating activities:
    Net income ........................   $   446    $   363

    Adjustments  to  reconcile  net
     income to net cash  provided
     by operating activities:
     Depreciation and amortization ....       215        224
     Gain on sales of equipment .......        --         13

(Increase) decrease in operating assets:
    Other receivables .................       (30)       (11)
    Prepaid expenses ..................        23         23

Increase (decrease) in operating liabilities:
     Accounts payable .................       (43)       (69)
     Accrued expenses .................       161        310
                                          -------    -------
         Total adjustments ............       326        490
                                          -------    -------

         Net cash provided by
          operating activities ........       772        853
                                          -------    -------

Cash flows from investing activities:
   Capital expenditures ...............      (150)      (324)
   Proceeds from sales of equipment ...        --         12
   Increase in related
     party notes receivable ...........      (900)        --
   Increase in advances
     to related parties ...............      (125)       (32)
   Increase in notes receivable .......       (25)        --
   Repayments of notes receivable .....        76         63
                                          -------    -------
        Net cash used in
          investing activities ........     (1,124)     (281)
                                          -------    -------
Cash flows from financing activities:

    Proceeds from notes payable .......       159        157
    Principal payments on notes payable      (281)      (222)
                                          -------    -------
        Net cash (used in) provided by
          financing activities ........      (122)       (65)
                                          -------    -------

        Net increase in cash ..........      (474)       507

Cash, beginning of period .............     1,122        506
                                          -------    -------
Cash, end of period ...................   $   648    $ 1,013
                                          =======    =======

Supplemental cash flow disclosures:
    Interest paid .....................   $   274    $   298
                                          =======    =======
    Income taxes paid .................        $-         $-
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

                                SUNSET COIN, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

1)   Basis of Presentation:

Sunset Coin, Inc. ("SC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month and nine-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


2) Guarantee  Obligation,  Management's  Plans,  and   Going
   Concern:

SC has guaranteed the payment of the $55,000,000 principal amount of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") issued by Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI. AC is in default of certain covenants under the Indenture (the "AC Indenture") governing the AC Notes as of March 31, 1997. In addition, AC has guaranteed the payment of principal and interest on certain mortgage notes issued by CQC (the "CQC Notes"). An aggregate $20,000,000 in principal amount and $3,600,000 in past due interest are outstanding on the CQC Notes at March 31, 1997. Capitol Queen & Casino, Inc. ("CQC") is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. A proposed restructuring plan therefore contemplates (i) the modification of covenants under the AC Indenture to cure the current defaults and (ii) the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal of and accrued interest on the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the holders of the AC Notes and CQC Notes regarding the proposed restructuring plan.

2) Guarantee  Obligation,  Management's  Plans,  and   Going
   Concern, Continued:

Should AC be unable to complete its restructuring plan, it will not have the financial resources to repay the AC Notes and honor its guarantee obligation under the CQC Notes. The Company would thus likely be required to honor its guarantee obligation of the AC Notes, which the Company does not have sufficient resources to satisfy. Accordingly, these matters raise substantial doubt about the ability of the Company to continue as a going concern. The final outcome of these matters is not presently determinable and the March 31, 1997 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.

Management of AC has taken several steps to overcome the substantial doubt as to its ability to continue as a going concern including reducing expenses as previously described, eliminating costs associated with the maintenance and operation of the BGI airplane that was sold in July, 1996, the on-going attempts to sell the CQC riverboat and use the proceeds to retire indebtedness, pursuit of new business development activities to strengthen BGI's position in the gaming market, and continuing negotiations with an informal committee representing the holders of the AC Notes and CQC Notes to reach a favorable restructure of such Notes.




================================================================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

Arizona Charlie's, Inc.
-----------------------

General

       AC's revenues are derived largely from gaming activities at its Arizona Charlie's casino-hotel, and, to a lesser extent, from food and beverage, lodging, entertainment and retail sales. AC generally views its non- casino operations as complementary to its core casino operations. Accordingly, it utilizes entertainment primarily as a casino marketing tool. Further, AC maintains food and beverage pricing structures designed to benefit casino volumes, often resulting in department operating losses. AC seeks to maximize profits from its hotel operations, however, while maintaining attractive room rental rates. Gaming revenues represent the net win from gaming wins and losses. The retail value of accommodations, food and beverage provided to customers without charge is included in gross revenues and deducted as a promotional allowance.

           Results of Operations for the three and nine-months ended
                            March 31, 1997 and 1996

      Results from operations at AC decreased for both the three and nine-month periods ended March 31, 1997 compared to the same periods in 1996 primarily as a result of decreased gaming revenues in the more recent periods. Operating expenses also decreased for both the three-month and nine-month periods ended March 31, 1997, primarily as a result of reduced payroll expenses in the operating departments and reduced General and Administrative expenses associated with the maintenance and operation of the corporate airplane sold in July, 1996.

      Net revenues at AC decreased by $1,952,000, or 11.5%, from $16,918,000 to $14,966,000 for the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. In the same period-to-period comparison, operating expenses, including depreciation and amortization, decreased by 6.4% to $14,530,000 from $15,531,000. This resulted in a $951,000 decrease in operating income from $1,387,000 to $436,000 for the more recent period.

      Net revenues at AC decreased by $3,244,000, or 6.6%, from $49,248,000 to $46,004,000 for the nine-month period ended March 31, 1997 compared to the nine-month period ended March 31, 1996. In the same period-to-period comparison, operating expenses, including depreciation and amortization, decreased by 4.1% to $45,834,000 from $47,787,000. This resulted in a $1,291,000 decrease in operating income from $1,461,000 to $170,000 for the more recent period.

      The largest portion of the revenue decrease for the three-month period ended March 31, 1997 is attributable to gaming revenues, specifically, gaming machine revenues, which decreased 10.4% from $11,464,000 to $10,269,000, reflecting lower levels of play from patrons. Revenues from table games increased 4.4% from $1,071,000 to $1,120,000 during the 1997 three-month period and race and sports book revenues decreased $244,917 or 34.0% reflecting lesser pari-mutuel horse race play from patrons because of the on-going dispute over increased fees that began in November 1996, between the Nevada Pari-Mutuel Association and both the Thoroughbred Owners of California and the California Horse Racing Board who provide and authorize televised disseminator services to Race & Sports books in Nevada. Until the increased fee issues are resolved, these televised disseminator services which are popular with existing patrons will not be available. Bingo revenues also decreased by $201,000 for the three-month period ended March 31, 1997 when compared to the same period of the prior year. The largest portion of the decrease in revenues for the nine-month period ended March 31, 1997 is also attributable to gaming revenues which decreased 9.1% from $39,988,000 to $36,362,000. Specifically, gaming machine revenues decreased $2,711,000 or 8.0% from $33,760,000 to $31,049,000 reflecting lesser play from patrons. Revenues from table games increased $19,000 or 0.5%, from $3,506,000 to $3,525,000, and revenues from the race & sports book decreased $398,000, or 17.1%, from $2,332,000 to $1,934,000 also reflecting the aforementioned on-going dispute between the Nevada Pari-Mutuel Association and both the Thoroughbred Owners of California and the California Horse Racing Board. Bingo revenues also decreased by $479,000 during the nine-month period ended March 31, 1997 compared to the same period of the prior year. Lesser play from patrons for both the 1997 three-month and nine-month periods are the result of increased competition from surrounding hotel/casinos that appeal to Arizona Charlie's "local" patron base.

      Food and Beverage revenues decreased $139,000 or 4.0% from $3,436,000 to $3,297,000 during the three-month period ended March 31, 1997 compared to the same period in the prior year. The decrease in revenues is primarily due to decreased complimentary sales in the food and beverage department reflecting management's recent efforts to better control the costs associated with complimentary sales through stronger player evaluation methods. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. For the nine-month period ended March 31, 1997, food & beverage revenues increased $638,000 or 6.1% from $9,807,000 to $10,445,000 when compared to the nine-month period of the prior year, reflecting increased complimentary sales in the food and beverage departments. Increased complimentary sales in the food and beverage department are the result of casino promotion and marketing efforts to attract, reward and retain qualified patrons.

      Hotel revenues increased $10,000 or 1.2% from $844,000 to $854,000 during the three months ended March 31, 1997 compared to the same three-month period in 1996. The increase is primarily due to a slight decrease in occupancy and an increase in average room rates of 86.7% and $43.7, respectively, compared to 92.3% and $39.3 in the 1996 period. During the nine-month period ended March 31, 1997, hotel revenues increased by $203,000 or 8.0% from $2,337,000 to $2,540,000 compared to the same nine-month period of 1996. The increased revenue is largely due to an increase in occupancy and average room rates of 87.3% and $43.22, respectively, compared to 86.9% and $38.77 in the 1996 nine-month period.

      Gift shop revenues decreased $15,000 or 10.0% from $150,000 to $135,000 during the three-month period ended March 31, 1997 compared to the same period in 1996. During the nine-month period ended March 31, 1997, gift shop revenues decreased $53,000, or 11.6%, from $457,000 to $404,000 compared to the same period in 1996. The decreases are primarily due to reducing the hours of operation in the 1997 periods.

     Other revenues, which principally include entertainment cover charges, ATM commissions, and revenues from PBX and banquets, decreased 48.2% from $338,000 to $175,000 for the three-month period ended March 31, 1997 compared to the same period in 1996. During the nine month period ended March 31, 1997, other revenues decreased by $141,000 or 16.6% from $852,000 to $711,000 compared to the same nine-month period of 1996. The decreases reflect lower entertainment cover charge, banquet revenues and boxing revenues resulting from fewer concerts, banquets and boxing events that occurred in the 1997 periods.

      Gaming expenses decreased by $227,000 and $1,434,000, or 6.6% and 12.9%, from $3,445,000 and $11,092,000 to $3,218,000 and $9,658,000, respectively, for the three-month and nine-month periods ended March 31, 1997 as compared to the same periods in 1996. The lower levels of expense for both periods reflect reductions in staffing levels in the slot and table games departments and decreased slot promotion expenses.

      Food and Beverage expenses decreased by $242,000 and increased by $451,000, or 5.8% and 3.6%, from $4,164,000 and $12,054,000 to $3,922,000 and
$12,505,000, respectively, for the three-month and nine-month periods ended March 31, 1997 when compared to the same periods in 1996, as a result of lower food costs associated with decreased Food & Beverage revenues for the 1997 three-month period, and increased food and beverage costs and an increase in salary and wages, all associated with the increase in food & beverage revenues during the 1997 nine-month period. As a result, food and beverage expenses represented 118.9% and 119.7% of food and beverage revenues for the three-month and nine-month periods ended March 31, 1997 compared to 121.2% and 122.9% of the food and beverage revenues for the same periods in 1996.

      Hotel expenses decreased by $7,000 and increased by $82,000, or 1.6% and 6.2%, from $428,000 and $1,243,000 to $421,000 and $1,325,000, respectively, for the three-month and nine-month periods ended March 31, 1997 as compared to the same periods in 1996, reflecting staffing reductions in the 1997 three-month period, and additional repair and maintenance costs associated with the original 100 rooms built in 1988, the additional costs of room linens, and normal wage and salary increases in the 1997 nine-month period. Net contribution by the hotel department (hotel revenues less hotel operating expenses) was $433,000 and $1,215,000 for the three-month and nine-month periods ended March 31, 1997 as compared to $416,000 and $1,094,000 for the same periods in 1996.

       General and Administrative expenses decreased by $427,000 and $1,172,000, or 9.7% and 8.3%, from $4,423,000 and $14,147,000 to $3,996,000 and $12,975,000
respectively, for the three-month and nine-month periods ended March 31, 1997 as compared to the same periods in 1996. The decreases resulted from a reduction in entertainment department costs that are associated with fewer entertainment events and lower entertainer fees and equipment rental expense. Other decreases include reductions of staffing levels in the security, entertainment, porters and aviation departments and a reduction in expenses associated with the operation of a jet airplane which was sold in July 1996. The Company accrued management fees payable to BGI of $817,000 and $2,526,000 during the three-month and nine-month periods ended March 31, 1997.

      Advertising and Promotional expenses increased by $3,000 and $316,000, or 0.3% and 8.5%, from $1,097,000 and $3,392,000 to $1,100,000 and $3,708,000 during the three-month and nine-month periods ended March 31, 1997 as compared to the same period in 1996. Management believes that these levels of slot promotional expenditures in both of the 1996 periods are necessary to attract and maintain the desired customer levels, and support the other existing facilities throughout the property. Management believes that frequent promotions are necessary to compete with the newer hotel/casinos that are located close in proximity to AC. These newer hotel/casinos appeal and market to the Arizona Charlie's "local" patron base.

      Depreciation and Amortization decreased by $25,000 and $85,000, or 2.8% and 3.2%, from $889,000 and $2,668,000 to $864,000 and $2,583,000 during the three-month and nine-month periods ended March 31, 1997 when compared to the same periods in 1996, as a result of decreased depreciation expenses associated with older assets.

      AC had other expenses of $1,726,000 and $5,171,000 for the three-month and nine-month periods ended March 31, 1997 compared with $1,718,000 and $5,025,000 for the same periods in 1996. The increase in the 1997 nine-month period reflects an adjustment to correct the calculation of interest associated with the AC Notes.

     In January, 1997 Management has taken steps to increase profitably and generate additional cash flow at AC, including down-sizing employee staffing levels and associated payroll costs in certain departments. Other operating departments have been combined to eliminate supervisory and management positions. Such down-sizing and eliminations which took place in February and March are partially reflected in the 1997 three-month period. Also, the existing restaurants and food facilities have being analyzed to determine if the current pricing structures are meeting the overall goals of attracting a sufficient number of casino patrons as designed. As such, beginning in April 1997, new value priced menus have been implemented in the Chinese restaurant. The Sportsbook deli is being expanded to include a mini-food court area which in addition to the present deli-style sandwiches will offer grilled items as well as Mexican Style fast food items. Entertainment events including headliner concerts, lounge acts, and professional boxing matches are being re-evaluated to determine if these events attract the necessary casino patrons desired. Also beginning in April 1997, a slot player club and automated slot reporting system was purchased and is currently being installed to attract new patrons and help retain existing patrons. However, no assurance can be made regarding the future performance of AC. Such performance may be affected or influenced by prevailing economic conditions and financial, business and competitive factors, many which are beyond AC's control.

Income Taxes
------------

      As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994, prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $13,750,000. Management anticipates that AC will generate taxable income and that its effective federal income tax rate will approximate the statutory rate of 34%, prior to consideration of the benefit from the net operating losses, which may be utilized to offset taxable income.

Liquidity and Capital Resources
-------------------------------

      At March 31, 1997, AC had a working capital deficit of $60,578,000 compared to a working capital deficit of $58,530,000 at June 30, 1996. The decrease in working capital in the amount of $2,046,000 was caused primarily by increased accrued interest on the AC Notes and accrued management fees payable to BGI.

      For the nine-month period ended March 31, 1997, cash provided by operating activities decreased approximately $75,000 to $2,455,000, from $2,530,000 for the same period in 1996. The decrease in the 1997 period is primarily attributable to the increased net loss for the current period, partially offset by the increased accrued interest on the AC Notes.

      For the nine-month period ended March 31, 1997, net cash used in investing activities increased to $2,661,000 for the nine-month period ended March 31, 1997 compared with $1,713,000 for the same period in 1996. The increase of $948,000 was caused primarily by a $372,000 increase in related party receivable, an increase in management fee receivable of $567,000 and an increase in capital expenditures of $34,000. .

      Cash flows provided by financing activities for the nine-month period ended March 31, 1997 was $970,000 compared with $71,000 for the nine-month period ended March 31, 1996 reflecting proceeds from a related party payable.

     AC's long-term obligations, approximately $5,014,000 at March 31, 1997, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

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

     In addition, AC has a substantial contingent obligation resulting from its guarantee of the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. CQC was not able to make its scheduled interest payments of $1,200,000 due on each of November 15, 1995, May 15, 1996 and November 15, 1996, and will not have funds available to make the May 15, 1997 interest payment and AC does not have funds available to advance on behalf of CQC at March 31, 1997. Management of AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan, however, an agreement has not yet been reached. As a result of a September 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and past due interest thereon. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and past due interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and past due interest thereon, AC will be obligated under its guarantee of the CQC Notes to fund the shortfall.

      Moreover, because it has not yet effected the sale of its assets, CQC is in default of the Indenture governing the CQC Notes. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. AC would then be obligated under its guarantee to pay the CQC Notes but is not expected to have the resources to satisfy such obligation should it materialize. A default by AC under its guarantee would also give the holders of 25% or more in principal amount of the AC Notes the ability to accelerate the AC Notes. If the AC Notes or the CQC Notes are accelerated, substantial doubt exists about AC's ability to continue as a going concern.

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

      In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreements are contracts with nine Becker Gaming Group ("BGG") locations and one additional location owned by an unrelated party, which are expected to be renewed in general course except for Charlie's Saloon (a BGG bar) which discontinued its operations on April 21, 1996.


           Results of operations for the three and nine months ended
                            March 31, 1997 and 1996

     SC's results of operations increased for both the three and nine-month periods ended March 31, 1997 when compared to the same periods in the prior year. Net income before income taxes increased by 25.6% to $285,000 for the three-month period and 10.6% to $615,000 for the nine-month period. The increases are mainly attributable to recoveries of bad debts of $57,000 in the latest quarter which were previously written-off in past fiscal periods.

      SC's total revenues declined for the three-month period ended March 31, 1997 when compared to the same period last year by 0.6% to $673,000 due to the conversion of one space lease location to a participating location in the more recent period. Whereas the nine-month period ended March 31, 1997 when compared to same period in 1996 showed a net increase in revenues by 0.8% to $1,974,000 as a result of one participating location added in the current period and the proceeds for one location which was only open for a partial period of the prior fiscal year. Another factor contributing to increased revenue in the current period were the conversion of some machines to bill validator machines.

      The total number of gaming machines operated during both the three and nine-month periods ended March 31, 1997 were 395 compared to 396 in the prior year. The total number of gaming machines from the BGG locations that are serviced by SC was 115, as compared to 130 in the same periods last year due to the discontinued operation of the aforementioned BGG bar. Slot service fees from BGG for the three-month and nine-month periods ended March 31, 1997 decreased to $21,000 and $63,000, from $24,000 and $72,000 for the same periods in the prior year.

      Gaming machine route expenses for the three-month period ended March 31, 1997 decreased by 3.3% to $313,000 when compared to the same period in the prior year reflecting decreased salaries and wages and associated payroll taxes due to reduction in security personnel during the recent period partially offset by an increase in repairs and maintenance of slot machines. During the nine-month period ending March 31, 1997 gaming machine route expenses increased by 6.5% to $1,000,000 reflecting salaries and wages and associated payroll taxes of security personnel and repairs and maintenance of slot machines offset by decreases in loss and damages, and automotive expenses.

     General and administrative expenses for the three-month period increased by 100.0% to $8,000 from $4,000, and for the nine-month period increased by 22.6% to $38,000 from $31,000, reflecting decreases in supplies and professional fees for the three-month period and increased office expenses for the nine-month period.

      Management fees due to Becker Gaming, Inc. remained relatively the same for the three-month and nine-month periods ended March 31, 1997 when compared to the same periods in the prior year.

      Depreciation and amortization decreased by 2.7% and 4.0% to $73,000 and $215,000 for the three-month and nine-month periods ended March 31, 1997, reflecting decreased depreciation and amortization costs associated with the April 1996 closing of a BGG bar. SC abandoned furniture, fixtures and equipment contained in this bar.

      During the three-month period ended March 31, 1997, SC had other income (net of other expenses) of approximately $40,000 compared to other expense, (net of other income) of $28,000 and for the nine-month period other expenses (net of other income) were $2,000 compared to $113,000 for the same periods in 1996. These decreases are attributable to reduced interest expense relating to four notes payable paid- off in various months for the previous fiscal year ended, and the previously mentioned bad debt recovery of $57,000 in the more recent period.

Income Taxes
------------

      As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1995. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income tax payable for the three-month and nine-month periods ended March 31, 1997 amounted to $73,000 and $169,000 from $72,000 and $187,000 in the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.

Liquidity and Capital Resources
-------------------------------

      Cash provided by operating activities for the nine-month period ended March 31, 1997 decreased to $772,000 from $853,000 for the nine-month period ended March 31, 1996, mostly due to a net decrease in operating liabilities of $123,000 and depreciation and amortization of $9,000 partially offset by an increase in net income of $83,000.

      Cash flows used in investing activities for the nine-month period ended March 31, 1997 increased to $1,124,000 from $281,000 reflecting an addition of a note receivable from a related party of $900,000, increases in advances to related parties and locations of $150,000 offset by purchases of slot machines for new locations of $174,000.

      Cash flows used in financing activities for the nine-months ended March 31,1997 increased by $57,000 compared to same period in the prior year due to principal payments on notes.

      Apart from its anticipated obligation with respect to the AC Notes, SC's indebtedness includes the stockholder notes and notes collateralized by its gaming equipment and other assets. The stockholder notes aggregate $3,000,000 in principal amount, bear interest at an annual rate of 10% and mature January 2001. The collateralized notes bear interest at annual rates of approximately 10.89% in the case of fixed rate loans, or at prime plus 1.5% in the case of a collateralized line of credit, the outstanding aggregate balance of which, $272,000, was converted to a term note at July 1, 1994, with monthly payments through June 1998. SC was able to request advances through October 20, 1996 at which time the Company's right to receive advances under the agreement was terminated. In addition, SC has term notes of $563,000 due at various dates through April 2001, having interest at prime plus 1.5%.

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

Item 6.   Exhibits and Reports on Form 8-K

     No exhibits are included herein:

     The Company did not file any reports on form 8-K during the nine-month periods ended March 31, 1997.

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





Date:    May 15, 1997                       /S/ Bruce F. Becker
         -----------------                  -------------------
                                            Bruce F. Becker
                                            President, Chief Executive
                                            Officer(Principal Executive Officer)






Date:    May 15, 1997                      /S/ Jerry Griffis
         ----------------                   -----------------
                                            Jerry Griffis
                                            Controller(Principal Financial and
                                            Accounting Officer)
================================================================================