Form 10-K
period 1997-06-30
ARIZONA CHARLIES INC
filed 1997-09-26
CIK 919565

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the Fiscal Year ended June 30, 1997

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

       The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 15, 1997 was $0. The
        number of shares of the Registrant's Common Stock outstanding as of September 15, 1997 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
             Specified exhibits listed in Part IV of this report are
                            incorporated by reference
         to the Registrant's previously filed Registration Statement on
                      Form S-4 (33-75808) previously filed.


================================================================================


                                     PART I


      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward- looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, debt service (including sensitivity to fluctuations in interest rates), domestic economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Item 1.    Business

      Arizona Charlie's, Inc. ("AC" or the "Company"), a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"), opened in April 1988 as a full-service casino-hotel geared toward the Las Vegas locals market. Arizona Charlie's is situated on a 12.5- acre site located prominently on a major north-south thoroughfare in an established retail and residential neighborhood in the western metropolitan area of Las Vegas. A 60-foot high neon sign located in front of the facility provides Arizona Charlie's high visibility.

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

      Casino. As of August 31, 1997, Arizona Charlie's had approximately 47,000 square feet of casino space open 24 hours a day, 365 days a year. At that date, the casino included approximately 1,435 gaming machines and 25 table games (blackjack, craps, roulette, Caribbean Stud, Let It Ride and poker), a 92-seat race and sports book, and a 400-seat bingo parlor, which is operated on the second floor.

      Over 88% of Arizona Charlie's gaming machines consist of video poker games. Although video poker machines are typically set for a lower net win rate for the house and have longer playing time per bet as compared with traditional slot machine games, Arizona Charlie's emphasizes video poker because it is popular with local players and generates, as a result, high volumes of play and casino revenues. Most of Arizona Charlie's table games are devoted to double-deck, hand-dealt blackjack play, which locals prefer due to its potential for more frequent payouts and greater customer interaction. For the year ended June 30, 1997, approximately 86.1% of gaming revenues was attributable to gaming machine play and 9.6% of gaming revenues was generated by table games.
Approximately 17.6% of its gaming machines are devoted to five dollar, dollar and half-dollar play and approximately 82.4% to quarter and nickel play. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Arizona Charlie's, Inc. - Results of Operations."

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

      Hotel. Arizona Charlie's hotel is comprised of an eight- story tower consisting of 160 rooms and 10 suites opened on September 2, 1994 and a three-story tower opened in 1988 consisting of an additional 100 rooms that underwent minor upgrades in the Expansion. Arizona Charlie's hotel customers include local residents and their out-of-town guests, as well as business and leisure travelers who, because of location and cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. Occupancy rates for the years ended June 30, 1997 and 1996 averaged 86.1% and 86.9%, respectively, at average daily rates of $43.00 and $39.81 per room, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Arizona Charlie's, Inc. - Results of Operations." Arizona Charlie's has generated high occupancy rates, particularly during weekends, with little if any marketing of the hotel. Management believes that its favorable room rates, which are indicative of the value it offers its customers generally, have contributed to Arizona Charlie's ability to achieve such occupancy rates. The Company will continue to set aside a small percentage of rooms and suites (approximately 5%) for complimentary use by its preferred casino customers.

     Food and Beverage. The Company operates five restaurants at the facility. The Sourdough Cafe, open 24 hours a day, is located adjacent to the casino floor and seats 247 patrons. The all-you-can-eat Wild West Buffet is located on the second floor and seats 238 patrons and the Food Court which was enlarged in July, 1997 is located in close proximity to the poker room and the race and sports book. Two specialty restaurants, Charlie Chin's, which offers Chinese cuisine and the Yukon Grille, an American-style steakhouse, with 100 seats each, attract guests interested in a varied dining experience. The restaurants are designed to help attract more diverse casino patrons. Arizona Charlie's also has three bars, which include a lounge bar, a sports book bar and a bar to service the restaurants.

     As with many casinos, Arizona Charlie's food and beverage operations are not directly profitable, but are used as marketing tools to stimulate casino activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Arizona Charlie's, Inc." Nonetheless, costs are minimized and operations are streamlined by using one kitchen to serve all five restaurants. The Sourdough Cafe, the Wild West Buffet, Yukon Grille, the Food Court and Charlie Chin's offer quality food and service at affordable prices. The Company believes that much of its casino and other business is attributable to traffic created by the restaurants, and thus prices are set at levels designed to draw patrons to the facility.

      Entertainment and Other Facilities. Arizona Charlie's emphasis on reasonably priced entertainment has been an integral component of its overall customer appeal. The Naughty Ladies Saloon, a 108-seat facility, features a variety of entertainment including celebrity acts, live bands, musician showcase nights and jam sessions. The Company also presents mini-concerts, boxing events, and other events in its second, much larger entertainment facility-the Palace Grand Theatre. This 700-seat showroom, located on the second floor, also serves as a meeting and banquet facility. The Company has focused added marketing emphasis on the appeal of its entertainment programming. The larger showroom enables the Company to present better-recognized musical acts, when attainable, charge higher cover prices and attract more gaming customers. The availability of two showrooms allows the Company to present more and varied entertainment. The banquet and meeting space has enabled the Company to expand its marketing efforts to visiting business travelers and the small meetings market segment.

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

     Claims by Trustee. AC currently has outstanding $55,000,000 of 12% First Mortgages Notes due 2000. SC has issued a limited guaranty with respect to the AC Notes (the "SC Limited Guaranty"). Capitol Queen & Casino, Inc. ("CQC") currently has outstanding $20,000,000 of 12% First Mortgage Notes due 2000. AC has issued a limited guaranty with respect to the CQC Notes (the "AC Limited Guaranty"). The amount and extent of AC's guaranty of the CQC Notes is in dispute due to certain provisions of the Indenture under which the CQC Notes were issued, as well as certain provisions of State and/or Federal Law that may be applicable in or with respect to financial restructuring. It is AC's position that, based on advice from legal counsel, its limited guaranty does not create a material liability on its part for the payment of the obligations under the CQC Notes.

      IBJ Schroder Bank & Trust Company, as Trustee under the Indentures under which such Notes are outstanding, has declared the AC Notes and the CQC Notes to be in default and has declared all such Notes to be immediately due and payable. The Trustee has also notified AC that the purported obligations of AC under its guaranty have been accelerated and has declared the obligations of AC thereunder to be due. Management of AC and CQC and the holders of the Notes are discussing possible financial restructuring of the AC and CQC obligations, but no such restructuring has yet been agreed to. The Trustee has taken no further action to enforce the Notes or the purported guaranties thereof or to foreclose on any assets of AC or CQC. No assurance can be given, however, that the Trustee will not do so.

      Employees. As of September 1, 1997, the Company employed approximately 1,179 persons, none of which is employed pursuant to collective bargaining or other union arrangements. Approximately 40 BGI employees were transferred to the employ of the Company in March, 1995 in connection with the suspension if activity of CQC. Management believes that its employee relations are good.

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


Item 2.    Properties

     Arizona Charlie's is located at 740 South Decatur Boulevard, Las Vegas, Nevada and comprises approximately 170,000 square feet on approximately 12.5 acres owned by AC. In addition, The Company leases office, storage and laundry space located in an adjacent shopping center owned by Charleston Heights Shopping Center, a partnership owned by the Becker family, pursuant to two leases expiring in 1998. The current annual rent payable (including insurance, tax and common area maintenance payments) under these leases aggregates approximately $222,000.

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

Item 6.    Selected Financial Data

================================================================================
                 Arizona Charlie's, Inc. Selected Financial Data
                              Years Ended June 30,
                  (amounts in thousands, except per share data)
================================================================================
                                                 1997         1996         1995
                                             --------     --------     --------

Income Statement Data:
  Operating revenues ....................    $ 58,084     $ 63,301    $ 57,082
  Operating income (loss)................        (341)       2,199       1,058
  Net income (loss) .....................      (7,145)      (4,559)     (4,936)
  Net income (loss) per share (1) .......      (7,145)      (4,559)     (4,936)

Other Data:
  Interest expense, net of amounts
   capitalized ..........................       7,275        7,095       6,574
  Capital expenditures ..................         501          190      24,253
  Distributions to stockholders (2) .....        --           --          --


Balance Sheet Data:
  Unrestricted cash and cash
   equivalents ..........................    $  5,481     $  4,591    $  5,404
  Cash in escrow account restricted
   for construction .....................          10           10          10
  Total assets ..........................      61,957       62,357      65,273
  Long-term obligations (3)
      Long-term debt (4) (5) ............       6,284        5,000      60,000
      Capitalized lease obligation ......          29           22           4
  Stockholder's equity (deficit) ........     (16,646)      (9,501)     (4,942)

                                                             1994          1993
                                                           -------       -------
Income Statement Data:
  Operating revenues ...............................       $ 46,447     $45,880
  Operating income (loss)...........................          5,105       6,032
  Net income (loss) ................................          1,134       4,585
  Net income (loss) per share (1) ..................          1,134       4,585

Other Data:
  Interest expense, net of amounts
   capitalized .....................................          4,763       1,440
  Capital expenditures .............................         11,379       1,067
  Distributions to stockholders (2) ................          5,317       2,140



Balance Sheet Data:
  Unrestricted cash and cash equivalents ...........       $  4,014     $ 3,528
  Cash in escrow account restricted for
   construction ....................................          3,613        --
  Total assets .....................................         67,915      27,184
  Long-term obligations (3)
   Long-term debt (4) (5) ..........................         60,000        --
   Capitalized lease obligation ....................              1         778
  Stockholder's equity (deficit) ...................             (6)      5,953

----------

(1) The number of shares used in the computation of earnings (loss) per share of common stock was 1,000 for each of the five years in the period ended June 30, 1997. A total of 2,500 shares of common stock are authorized at no par value, 1,000 shares of which are issued and outstanding.
(2) Because AC elected to be treated as an S corporation for the most of 1994, and all of fiscal 1993, a substantial portion of its income in past years was distributed to its stockholders. In December 1993, AC distributed $5,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to AC in exchange for stockholder notes. Effective January 1, 1994, AC terminated its S corporation tax status. The ability of AC to pay dividends is restricted by the Indenture governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General
(3) Includes subordinated notes to stockholders, non-current obligations under capital leases, and excludes current maturities. At June 30, 1993, approximately $16,900 of bank debt was classified as current, as it was due and payable. See Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General and "Notes to Financial Statements__Arizona Charlie's, Inc._ Long Term Debt."
(4) At June 30, 1996 and June 30, 1997 $55,000 of AC Notes was classified as current due to certain defaults of the AC Indenture. See Notes 2 and 6 of AC's Notes to Financial Statements.
(5) At June 30, 1993, approximately $16,900 of bank debt of AC was classified as current as it was due and payable. Such amount was paid off from a portion of the proceeds from the sale of the AC Notes in November, 1993.

================================================================================
                    Sunset Coin, Inc. Selected Financial Data
                        As Of Or For Years Ended June 30, (amounts in thousands,
                  except per share data)
================================================================================
                                                    1997        1996      1995
                                                    ----        ----      ----
Income Statement Data:
  Operating revenues .......................      $2,667      $2,649    $2,742
  Operating income .........................         838         817     1,128
  Net income ...............................         591         381       688
  Net income per share (1) .................       1,477         952     1,720

Other Data:
  Interest expense, net of amounts
   capitalized .............................         366         398       352
  Capital expenditures .....................          63         208     1,142
  Distribution to stockholders (2) .........        --          --        --



Balance Sheet Data:
  Unrestricted cash and cash
   equivalents .............................      $  707      $1,122    $  506
  Total assets (3) .........................       6,507       5,891     5,349
  Long-term obligations (4)
      Long-term debt (5) ...................       3,305       3,502     3,664
      Capitalized lease obligations ........        --          --          28
  Stockholders' equity .....................       2,049       1,458     1,077

                                                                  1994      1993
                                                               ------    ------

Income Statement Data:
     Operating revenues ..................................     $2,859    $2,959
     Operating income ....................................      1,333     1,382
     Net income ..........................................      1,010     1,408
     Net income per share (1) ............................      2,525     3,520

Other Data:
     Interest expense, net of amounts capitalized ........        190        67
     Capital expenditures ................................        232       297
     Distribution to stockholders (2) ....................      3,280       940



Balance Sheet Data:
     Unrestricted cash and cash equivalents ..............     $1,940    $  854
     Total assets (3) ....................................      3,845     3,270
     Long-term obligations (4)
         Long-term debt (5) ..............................      3,220       364
         Capitalized lease obligations ...................         85       205
     Stockholders' equity ................................        389     2,659

----------

(1) The number of shares used in the computation of earnings (loss) per share of common stock was 400 for each of the five years in the period ended June 30, 1997. A total of 25,000 shares of common stock are authorized at no par value, 400 shares of which are issued and outstanding.
(2) Because SC elected to be treated as an S corporation during these periods, a substantial portion of its net income in past years was distributed to its stockholders. In December, 1993, SC distributed $3,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to SC in exchange for stockholder notes. Effective January 1, 1994, SC terminated its S corporation status. The ability of SC to pay dividends is restricted under the Indenture governing the AC Notes. See "Dividend Policy," "Management's Discussion and Analysis of Financial Condition and Results of Operations_Sunset Coin, Inc._General" and "Certain Relationships and Related Transactions."
(3) Includes $3,150 in notes receivable from AC, resulting from advances made by SC to AC. Due to the financial condition of AC, management believes it is reasonably possible that a portion of the notes receivable will be uncollectible. However, an estimate of the loss cannot presently be determined. See Note 3 of SC's Notes to Financial Statements.
(4)  Excludes   current  maturities.   See  "Notes  to  Financial
      Statements_Sunset Coin, Inc._Long-Term Debt."
(5)  At June 30, 1997, $322 of SC debt was classified as Current
     Notes Payable.

================================================================================



Item 7.     Management's  Discussion and  Analysis  of  Financial
      Conditions and Results of Operations

     General
     -------

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

                                            Years Ended June 30,
                                         1997      1996      1995
                                         ----      ----      ----

           Hotel .........             $  349    $  261    $  164
           Food & Beverage              4,094     3,824     2,260
                                        -----     -----     -----
                                       $4,443    $4,085    $2,424
                                       ======    ======    ======


      On November 18, 1993, AC issued $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"), which resulted in net proceeds of approximately $51,100,000. The AC Notes are currently in default. See "Item 1. Business - Arizona Charlie's, Inc. - Claims by Trustee". A portion of the net proceeds was used to retire approximately $16,900,000 in bank debt plus accrued interest of $500,000. The balance of approximately $33,700,000 was initially deposited into a restricted escrow account and subsequently was used to fund the expansion and enhancement of Arizona Charlie's (the "Expansion") through the addition of new casino space, hotel rooms, specialty restaurants and banquet/meeting room facilities, and the expansion of existing restaurants, entertainment and other facilities. See "Notes to Financial
Statements - Arizona Charlie's, Inc. - Long-Term Debt." The Company commenced construction of the Expansion in January 1994. The Expansion was completed in February 1995 at an under-budget cost of approximately $35,632,000.

      Concurrent with the private placement of the AC Notes, Capitol Queen & Casino, Inc., a sister company, issued $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000, $20,000,000 in principal of which currently remain outstanding (the "CQC Notes"). The Company has issued a limited guaranty in respect to the payment of all principal of and interest on the CQC Notes, the amount and extent of which are currently in dispute. See "Item 1. Business - Arizona Charlie's, Inc. - Claims by Trustee". CQC currently does not have any means to pay amounts owing on the CQC Notes which are in default. See "Liquidity and Capital Resources". The Company, which now operates as a "C" corporation, was operated as an "S" corporation through December 31, 1993. See "Notes to Financial Statements -
  Arizona Charlie's Inc. - Summary of Significant Accounting Policies - Income Taxes." In anticipation of the termination of S corporation status, in December 1993, the Company distributed to its stockholders an aggregate of $5,000,000 of retained earnings on which the stockholders had previously paid federal income taxes. This amount was loaned back to the Company in full in exchange for subordinated stockholder notes in the principal amount of such distributions, which AC stockholder notes bear interest payable monthly at the annual rate of 10.0% and mature in January 2001. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Related Party Transactions."

     Results of Operations
                                             Years Ended June 30,
                                            (dollars in thousands)

                                        1997        1996         1995
                                        ----        ----         ----

    ..............................
Revenues:
   Gaming ........................   $ 47,857    $ 52,831    $ 47,466
   Food/beverage .................     13,583      13,401      10,877
   Hotel .........................      3,352       3,208       2,614
   Gift Shop .....................        553         590         577
   Other (1) .....................        923         948         682

Gross revenues ...................     66,268      70,978      62,216
Less, promotional allowances (2) .     (8,184)     (7,677)     (5,134)

   Net revenues ..................     58,084      63,301      57,082

   Total operating expenses ......     58,425      61,102      56,024

   Total operating income (loss)..   $   (341)   $  2,199    $  1,058

----------

(1) Includes primarily revenues from entertainment cover charges, PBX operations (hotel switchboard and room telephone system) and commissions on automated teller machines located in the casino.
(2) Amounts represent the retail value of rooms, food, beverage and other promotional allowances provided to customers without charge.

      Comparison of fiscal years ended June 30, 1997, 1996 and 1995. Despite a reduction in operating expenses, results from operations for fiscal 1997 were lower than the prior year as a result of decreased gaming revenues caused primarily by lesser patron play at the gaming machines. Results from operations for fiscal 1996 were higher than fiscal 1995 due to increased revenues reflecting a full year of operations with the expanded casino-hotel facilities. The Expansion added new gaming machines and table games, an expanded race and sports book, a new hotel tower, a remodeled coffee shop, two new specialty restaurants and a new delicatessen, an expanded buffet room, a remodeled floor-level entertainment lounge and new second-floor showroom/banquet facility.

     Net revenues at AC for fiscal years 1997, 1996 and 1995 were $58,084,000, $63,301,000 and $57,082,000 respectively. Operating expenses for these same fiscal periods were $58,425,000, $61,102,000 and $56,024,000. As such, the operating loss for fiscal 1997 was $341,000, with a corresponding negative net operating margin of 0.6%. Operating income for fiscal 1996 and fiscal 1995 was $2,199,000 and $1,058,000, respectively, resulting in operating margins for such years of 3.5% and 1.9%. For fiscal 1997, the decrease in revenues and resulting decline in operating margin, despite decreases in operating expenses, is due to decreased gaming revenues reflecting lesser patron play. The increase in operating expenses and resulting decline in operating margin for fiscal 1996 resulted principally from increased gaming department expense, amounting to $3,253,000, costs attributable to CQC in the amount of $601,000, and the addition of staff personnel, equipment and related operating expenses transferred to AC.

       For fiscal 1997, AC had total gaming revenues of $47,857,000, as compared to $52,831,000 and $47,466,000 for fiscal 1996 and 1995, respectively. The decrease of 9.4% in fiscal 1997 is primarily attributed to gaming machine revenues which decreased $3,426,000, or 7.7% from $44,612,000 for fiscal 1996 to $41,186,000 for fiscal 1997, reflecting lesser play from patrons. In addition, table game revenues decreased $281,000 or 5.8%. Other gaming revenues, consisting of revenues from bingo, poker and race and sports decreased by $1,267,000 for fiscal 1997 largely due to race and sports book revenues which decreased $548,000 or 18.6% from $2,957,000 to $2,408,000 reflecting lesser pari-mutuel horse race play from patrons. Such decrease is a result of fewer televised races arising from a dispute over increased fees that began in November 1996, between the Nevada Pari-Mutuel Association and both the Thoroughbred Owners of California and the California Horse Racing Board who provide and authorize televised disseminator services to Race & Sports books in Nevada. Such dispute was eventually resolved and AC was able to resume pari-mutuel horse race wagering beginning in August 1997. The increase in gaming revenues of 11.3% for fiscal 1996 is primarily attributable to increases in gaming machine revenues of 11.1% to $44,612,000 from $40,140,000 for fiscal 1995. The increase in gaming revenues for fiscal 1996 is primarily the result of increased levels of play by patrons in response to additional slot promotional events. Other gaming revenues for fiscal 1996 increased by 34.0% to $3,346,000 primarily as a result of the added pari-mutuel race facilities and increased sports book revenues from the expanded race and sports facilities. For fiscal 1997, 1996 and 1995, 86.1%, 84.4% and 84.6%, respectively, of gaming revenues were attributable to gaming machine play, compared to 9.6%, 9.2% and 10.2%, respectively, attributable to table games and 4.3%, 6.4% and 5.2%, respectively, attributable to other gaming revenues.

     Food and beverage revenues increased 1.4% to $13,583,000 for fiscal 1997, after increasing 23.2% to $13,401,000 for fiscal 1996 from $10,877,000 for fiscal 1995. The fiscal 1997 and fiscal 1996 increases are due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in food and beverage departments are the result of casino promotion and marketing efforts designed to attract, reward and retain qualified patrons.

     Hotel revenues increased to $3,352,000 for fiscal 1997, from $3,208,000 and $2,614,000 for fiscal 1996 and 1995, respectively. The 4.5% and 22.7% increases for fiscal 1997 and fiscal 1996, respectively, are the result of a slight decrease in average occupancy rate from 86.9 % to 86.1% in fiscal 1997 and an increase from 84.3% to 86.9% in fiscal 1996 combined with a larger increase in the average room rate from $39.81 to $43.00 in fiscal 1997 and $37.27 to $39.81 in fiscal 1996.

     Gift shop revenues decreased 6.3% to $553,000 in fiscal 1997 due to a lesser number of patrons in the hotel/casino facility. Gift shop revenues increased 2.3% to $590,000 in fiscal 1996 due primarily to the remodeling and expansion of the gift shop area, which was re-opened in January 1995. Other revenues decreased $25,000 or 2.6% during fiscal 1997 as a result of fewer banquets and entertainment events including musical concerts and boxing events. Other revenues increased $266,000 or 39.0% during fiscal 1996 as a result of increases in entertainment cover charge revenues attributable to the addition of a new showroom facility that opened in December 1994.

      Gaming expenses decreased $1,383,000 or 7.4% to $17,229,000 for fiscal 1997 primarily due to management and staff reductions in the slot and table games departments and fewer slot department promotions. Gaming expenses increased by 21.2% to $18,612,000 for fiscal 1996. The increased expense includes higher slot promotional expense of $638,000; higher gaming tax and license fees of $406,000; increased salary and wages of $468,000 and the additional expense of a newly created casino marketing department totaling $479,000, all associated with the expansion of gaming facilities in 1995. Gaming expenses represented 36.0%, 35.2% and 32.4% of gaming revenues for fiscal 1997, 1996 and 1995, respectively.

     Food and beverage expenses decreased 1.4% to $12,337,000 for fiscal 1997 due to staff reductions in both the food and beverage departments. Food and beverage expenses increased 9.9% to $12,511,000 for fiscal 1996 from $11,388,000 for fiscal 1995 due to salary and wage increases associated with increasing the hours of operation at one specialty restaurant and normal salary and wage increases for food and beverage employees.

      Hotel expenses decreased 1.6% to $1,390,000 for fiscal 1997 as a result of the staff reductions of room and laundry attendants, front desk personnel and reservation clerks. Hotel expenses increased 2.6% to $1,413,000 for fiscal 1996 from $1,377,000 for fiscal 1995 as a result of normal salary and wage increases. Net contribution by the hotel department (hotel revenues less hotel operating expenses) improved to $1,962,000 for fiscal 1997 from $1,795,000 for fiscal 1996 and $1,237,000 for fiscal 1995.

      Gift shop expenses increased by 9.3% to $519,000 for fiscal 1997 and 5.6% to $475,000 for fiscal 1996 due to increased costs of inventory items in the gift shop, combined with normal salary and wage increases.

      General and administrative expenses decreased $197,000 or 1.1% to $17,463,000 for fiscal 1997 resulting from staff reductions in the security, entertainment and internal maintenance departments during the last quarter of the fiscal year and a reduction in expense associated with the operation of a jet airplane which was sold in July, 1996. General and administrative expenses increased by 15.0% to $17,660,000 for fiscal 1996 from $15,358,000 for fiscal 1995. The increases resulted from additional staffing in the accounting, payroll, personnel and technical services departments and the transfer of executive personnel (and related departmental costs) in March 1995 to the Company from BGI. Other expenses transferred from BGI to the Company include maintenance and other operating expenses associated with an airplane and two boats. Other general and administrative expenses included payments made on behalf of CQC in the amount of $220,000 for fiscal 1997 and $601,000 for fiscal 1996 and $1,592,000 for fiscal 1995 for insurance, maintenance and interest payments made on the CQC bonds. The Company accrued management fees payable to BGI of $664,000, $1,396,000 and $3,099,000 for fiscal 1997, 1996 and 1995, respectively. Due to a decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit the Company in the future. Accordingly, in late March 1995, BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to the Company. In connection with this transfer, in October 1995, BGI temporarily reduced the amount of the Company's management fee to 1.0% of the Company's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. (See Note 9 of the Company's Notes to Financial Statements). As a percentage of net revenues, general and administrative expenses were 30.1%, 27.9% and 26.9% for fiscal 1997, 1996 and 1995, respectively.

     Advertising and promotion expenses increased $87,000 or 1.8% to $4,813,000 due to additional newspaper advertising associated with the computerized slot club and player tracking system purchased and installed in May, 1997. Advertising and promotion expenses were $4,726,000 for fiscal 1996, as compared to $3,837,000 for fiscal 1995. The increase of $889,000, or 23.1% is due to additional television advertising of $466,000, new casino related promotions of $166,000, and salary and wage increases of $116,000. The additional advertising and promotions were conducted in an effort to increase casino patronage and compete with other "local" casinos opened in western Las Vegas in fiscal 1995, including Texas Station and the Fiesta. Management anticipates that it will need to maintain advertising expenditures at the 1997 level in order to continue attracting customers and to promote entertainment events and the restaurant facilities in its expanded facilities.

      Depreciation and amortization expense increased by 2.2% to $3,568,000 for fiscal 1997. Also, depreciation and amortization expense increased by 3.5% to $3,491,000 for fiscal 1996 from $3,373,000 for fiscal 1995. These increases are attributable to additional depreciation expense associated with the newer expansion assets.

      The Company had other expenses (net of other income) of $6,804,000 for fiscal 1997 compared to $6,758,000 and $5,994,000 for fiscal years 1996 and 1995. The fiscal 1997 increase is due to additional interest expense of $180,000 on the SC notes and the financing of the computerized slot club and player tracking system and a decrease in interest income of $14,000 offset by an increase in other income, primarily a gain on sale of assets of $129,000. The fiscal 1996 increase of $764,000 is due to a reduction of capitalized interest in the amount of $676,000, a decrease of interest income of $294,000 partially offset by a decrease of interest expense in the amount of $155,000 and a increase in other income of $51,000.


     Income Taxes
     ------------

     As a result of the termination of its election to be treated as an S corporation, AC is liable (as part of the BGI consolidated group) for income taxes on income earned from and after January 1, 1994. Prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Summary of Significant Accounting Policies - Income Taxes; - Related Party Transactions." Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $17,165,000. Due to low operating margins and high interest and depreciation costs, management does not anticipate that AC will generate taxable income in the foreseeable future.


Liquidity and Capital Resources
                                        As of or for the years ended June 30,
                                            1997        1996        1995
                                            ----        ----        ----

Cash and cash equivalents ...........   $  5,481    $  4,591    $  5,404
Working capital (deficit) (1) .......    (62,380)    (58,530)      2,920


Cash provided by operating activities      1,200       1,639       2,772
Cash used for investing activities ..     (1,003)     (2,240)     (3,401)
Cash provided by (used for)
  financing activities ..............        693        (212)      2,019

----------

(1) At June 30, 1997 and 1996, the AC Notes are reflected as a current liability in the amount of $55,000 due to default under Covenants.

      For fiscal 1997, cash provided by operating activities decreased $439,000 to $1,200,000 from $1,639,000 in fiscal 1996. The 26.8% decrease is the result of a higher net loss, a decrease in accounts payable and an increase in management fees, partially offset by a significant increase in accrued expenses, which consists primarily of $3,300,000 in accrued interest on the AC Notes, that was due on May 15, 1997. For fiscal 1996, cash provided by operating activities decreased to $1,639,000 from $2,772,000 for fiscal 1995. The decrease is attributable to a reduction in net income, prior to consideration of management fees and other non-cash items, and changes in operating assets and operating liabilities.

     For fiscal 1997, cash flows used in investing activities was $1,003,000, down from $2,240,000 in 1996. The decrease was due to a small increase in BGI receivables compared to the prior year, partially offset by an increase in capital expenditures. Cash flows used in investing activities for fiscal 1996 were $2,240,000 compared to $3,401,000 for fiscal 1995. The decrease is due to
(i) a reduction in cash advances to BGI resulting in decreased receivables from BGI of $4,154,000, (ii) a reduction in notes issued to CQC of $1,200,000, and
(iii) a reduction in capital expenditures of $24,063,000 (reflecting the completion of the majority of the construction of the expanded facility in fiscal 1995), partially offset by a $26,102,000 net reduction in restricted cash which was utilized for the expansion in fiscal 1995). Cash flows from investing and financing activities for fiscal 1995 were significantly impacted by the November 1993 issuance of the AC Notes.

      Cash flows provided by financing activities increased in fiscal 1997 to $693,000 from ($212,000) in fiscal 1996, as a direct result of additional loans from related parties in the amount of $900,000. Cash flows provided by financing activities for fiscal 1996 decreased to ($212,000) from $2,019,000 for fiscal 1995. The decrease is due to a reduction of proceeds from borrowing, marginally offset by a decrease in principal payments on notes and an increase in payments under capital lease obligations.

      The Company is currently in default under the Indenture governing the AC Notes because it has not made its required semi-annual interest payment in the amount of $3,300,000 due on May 15, 1997 and has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, the Company has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to BGI in excess of the amounts permitted to be so advanced under the Indenture. Also, the Company incurred new notes payable (in the amount of approximately $1,748,000) for the purchase of an on-line reporting and player club system in excess of the $1,000,000 allowed. See "Item
1. Business - Arizona Charlie's, Inc. - Claims by Trustee".

      The AC Notes are reflected as a current liability at June 30, 1997 and 1996 as a result of the above default. The Company's long-term obligations, approximately $6,313,000 at June 30, 1997, consist of the stockholder notes and capitalized equipment notes and leases. The Company has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes and the stockholder notes, respectively. Beginning May 1, 1997 the stockholders have voluntarily postponed the receipt of interest payments on the AC Notes. As of June 30, 1997, unpaid interest on the AC Notes and the stockholder notes amount to $3,300,000 and $85,000, respectively. In addition, the Company is expected to have future annual capital expenditure requirements of approximately $1,000,000.

      The Company has a contingent obligation resulting from a limited guaranty issued by it on the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. The amount and extent of such guaranty are in dispute. See "Item 1. Business - Arizona Charlie's, Inc. - Claims by Trustee" As a result of a September 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and accrued interest thereon. See "Business - Capitol Queen & Casino, Inc." There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and accrued interest thereon, the Company may be obligated under the AC Limited Guaranty of the CQC Notes to fund the a portion of shortfall.

      Moreover, because it has failed to pay interest due on the Notes and it has not yet effected the sale of its assets, CQC is in default of the CQC Notes. CQC is not able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. If the Company is obligated under the AC Limited Guaranty to pay a portion of the CQC Notes it is not expected to have the resources to satisfy such obligation should it materialize. If the AC Notes and the CQC Notes are accelerated, substantial doubt exists about the Company's ability to continue as a going concern. See "Notes to Financial Statements -
Arizona Charlie's, Inc. - CQC Gaming License, Default Under Indebtedness Management's Plans, and Going Concern".

      The Company's ability to obtain capital, is significantly restricted under the Indentures governing the AC Notes and the CQC Notes. The ability of the Company to service its debt obligations (and to comply with the consolidated tangible net worth covenant) will be dependent upon its future performance, which performance will be influenced by prevailing economic conditions and financial, business and competitive factors, many of which are beyond the Company's control.

     Competitive Environment
     -----------------------

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

      In fiscal 1997, casino revenues at Arizona Charlie's (and for Las Vegas generally) have declined. Lesser play from patrons at the Company are the result of increased competition from surrounding hotels/casinos that appeal to the Company's "local" patron. However, management believes that the Company has and will continue to benefit from the expansion of the Las Vegas market, which has resulted in continued growth in the residential population from which the Company generates the majority of its revenues. There can be no assurance, however, that the spread of legalized gaming, or the construction of new casino-hotels in Las Vegas, will not have an adverse impact on future revenues.

     Inflation
     ---------

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

     In addition to the operation of its gaming machine route, SC services gaming machines owned by other operators for fixed service fees. Included among its service agreement are contracts with each of the five BGG restaurants, which are expected to be renewed in general course, and one additional location owned by unrelated parties. See "Item 1. Business - Sunset Coin, Inc." and "Notes to Financial Statements - Sunset Coin, Inc. - Related Party Transactions."

      AC currently has outstanding $55,000,000 of 12% First Mortgages Notes due 2000. SC has issued a limited guaranty with respect to the AC Notes (the "SC Limited Guaranty"). CQC currently has outstanding $20,000,000 of 12% First Mortgage Notes due 2000. AC has issued a limited guaranty with respect to the CQC Notes (the "AC Limited Guaranty"). IBJ Schroder Bank & Trust Company, as Trustee under the Indenture under which such notes are outstanding has declared the AC Notes and the CQC Notes to be immediately due and payable. The amount and extent of SC's guaranty of the AC Notes is in dispute due to certain provisions of the Indenture under which the AC Notes were issued, as well as certain provisions of State and/or Federal Law that may be applicable in or with respect to financial restructuring.

      As in the case of AC, SC operated as an S corporation through December 31, 1993. In connection with the termination of S corporation status, SC distributed $3,000,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to SC in full in exchange for stockholder notes bearing interest at the annual rate of 10.0% and maturing in January 2001. The payment of the SC stockholder notes is subordinated to any payments required to be made by SC under the SC Limited Guaranty of the AC Notes.


     Results of Operations
                                                          Years ended June 30,
                                                         (dollar in thousands)
                                                         ---------------------
                                                    1997        1996        1995
                                                    ----        ----        ----
Revenues:

Gaming machine route:
   Participation contracts .................      $2,481      $2,294      $2,535
   Spaces leases ...........................          69         229          75
                                                     ---         ---          --
Total gaming machine revenues ..............       2,550       2,523       2,610
Gaming machine services fees ...............         117         126         132
                                                     ---         ---         ---
Total revenues .............................      $2,667      $2,649      $2,742
                                                  ======      ======      ======

Operating income:

Gaming machine route:
   Slot route and service ..................      $1,350      $1,311      $1,112
   General and administration...............          51          86         103
   Management fees to related parties ......         140         137         150
   Depreciation and amortization............         288         298         249
                                                     ---         ---         ---
Total operating expenses ...................       1,829       1,832       1,614
                                                     ---         ---       -----
Total operating income .....................      $  838      $  817      $1,128
                                                  ======      ======      ======

      During fiscal 1997, two participation locations were added and one participation contract was terminated.

      Comparison of Fiscal Years Ended June 30, 1997, 1996 and 1995. SC's results of operations increased for 1997 compared to 1996. Net income before income taxes increased by 41.2% to $817,000 from $577,000 in fiscal 1996. Such increase is attributable to four factors: the absence of the $101,000 loss on sale of Charlie's Saloon assets in fiscal 1996, additional interest income associated with the new $900,000 note to AC, recoveries of bad debt previously written-off of $57,000 and lower interest expense from the payoff of four notes payable in late fiscal 1996. For 1996 compared to 1995, net income declined due to Charlie's Saloon loss noted above, increased depreciation costs resulting from additional gaming machine purchases and increased payroll and related staffing costs needed for additional security personnel.

      SC's total revenues increased during fiscal 1997 by 0.7% to $2,667,000. This slight increase was a result of two participating locations added in 1997 and the conversion of some coin only gaming machines to coin and bill validator gaming machines. For 1996, the primary reason revenues declined compared to 1995 was the reduction in slot route revenues at locations not controlled by related parties. Gaming machine service fee revenue decreased 7.1% to $117,000 for fiscal 1997 from $126,000 in 1996 and 4.5% from $132,000 in 1995 to 1996. The declines are mainly the resulting loss of 15 gaming machines from the Charlie's Saloon closing in April, 1996.

     The total number of gaming machines operated by SC including BGG machines in fiscal 1997 were 385 compared to 395 in 1996 and 397 in 1995, the reductions were due to the closing of participating locations. The total number of gaming machines from BGG locations that are serviced by SC was 115 for the past two fiscal years compared to 130 for 1995, reduction due to aforementioned closing of Charlie's Saloon (BGG Bar). Correspondingly, slot service fees from BGG decreased to $85,000 from $93,000 for the last fiscal year. Revenues from the locations controlled by the Becker family increased from $2,370,000 in 1996 to $2,424,000 in 1997, primarily due to two additional locations and increased gaming play at other locations.

       Gaming machine route expenses increased by 3.0% to $1,350,000 in fiscal 1997 compared to 1996 primarily due to added security personnel plus repair and maintenance costs, payroll and related staffing costs. For 1996 compared to 1995 the increase of $199,000 (17.9%) was due to the significant increases in security personnel to offset the added crime rates in Las Vegas. General and administrative expenses for fiscal 1997 were significantly lower compared to 1996 and 1995 due to the write-off of bad debts in the prior years. Also, the write-off recoveries in the amount of $57,000 in 1997 was recorded to other income, resulting in an increase when compared to prior years. Management fees due to Becker Gaming, Inc. remained relatively unchanged from 1997 to both 1996 and 1995 fiscal years. Depreciation and amortization decreased by 3.4% to $288,000 for 1997, reflecting decreased depreciation costs associated with the April, 1996 closing of Charlie's Saloon. SC abandoned furniture, fixtures and equipment contained in this bar at the time of the closing. In 1996 depreciation was higher than 1995 due to additional depreciation on new gaming machine purchases in 1996.

      Interest income and other income increased during 1997 due to the additional $900,000 note to AC and the $57,000 write-off recovery. The $115,000 loss on sale of assets in 1996 was mainly due to the closing of Charlie's Saloon. Interest expense declined by 8.0% in 1997 attributable to reduced interest expense resulting from four notes paid-off in the fourth quarter of fiscal 1996.

     Income Taxes
     ------------

     As a result of the termination of its election to be treated as an S corporation, SC is liable (as part of the BGI consolidated group) for income taxes on income earned from and after January 1, 1994. Prior to such termination, SC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect of income of SC. See "Item 13. Certain Relationships and Related Transactions" and "Notes to Financial Statements - Sunset Coin, Inc. - Summary of Significant Accounting Policies - Income Taxes; - Related Party Transactions." In fiscal 1997 and 1996, no estimated income tax payments were paid. In fiscal 1995, SC made an estimated income tax payment of $102,000 This payment was based upon an anticipated effective federal income tax rate approximating the statutory rate of 34%.


     Liquidity and Capital Resources
     -------------------------------

      Cash provided by operating activities remained virtually unchanged at $1,003,000 in fiscal 1996 to $992,000 in fiscal 1997. For 1996, cash provided by operating activities declined from $1,138,000 in 1995 to $1,003,000 due to a lower net income partially offset by a loss on sale of equipment relating to the abandonment of Charlie's Saloon in April, 1996.

      Cash used in investing activities for fiscal 1997 increased from $180,000 in 1996 to $1,074,000 in 1997 due to the increase in related party notes and advances partially offset by a reduction on capital expenditures. For 1996 compared to 1995 a significant reduction of $2,954,000 or 94% resulted from the absence of additional related party notes and advances in 1996 and reduced capital expenditures for gaming machines.

      Cash provided by financing activities decreased each year from $562,000 in fiscal 1995 and $(207,000) in 1996 to $(333,000) in fiscal 1997 due to the reduction of proceeds of additional notes and recurring payments toward existing notes in the 1997 and 1996 fiscal years.

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

     In July 1994, SC entered into an agreement with a bank for a $1,200,000 non-revolving line of credit. Each advance under the line shall be evidenced by a separate promissory note with a maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. During fiscal 1995, SC drew down an aggregate of $738,000 and in fiscal 1996, an aggregate of $109,000 of the non-revolving line of credit with various monthly payments through April 2001. Advances under the agreement bear interest at the bank's prime rate plus 1.5% to 2.0%. SC's management believes that it has sufficient funds through cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. Such guaranty, although limited, will be released upon AC's achievement of a fixed charge coverage ratio of 2.25 to 1, which is not currently anticipated to occur.

      Because AC is in default under the Indenture governing the AC Notes, the AC Notes have been accelerated. See "Arizona Charlie's, Inc._Liquidity and Capital Resources." AC does not have the resources to pay the AC Notes. In addition, AC may have limited liability under the AC Limited Guaranty of the CQC Notes which may exceed the amount which it could immediately support or repay. In either case, SC, as guarantor of the AC Notes, may have liability under the SC Limited Guaranty, and such liability could exceed the amount which it could immediately support. Accordingly, substantial doubt exists about SC's ability to continue as a going concern if the Trustee for the AC Notes and CQC Notes is able to enforce its acceleration thereof. See "Notes to Financial Statements - Sunset Coin, Inc. - Guarantee Obligation, Management's Plans and Going Concern."

     Competitive Environment
     -----------------------

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

     Inflation
     ---------

      Management believes that SC's results of operations are not dependent upon, or materially affected by, the rate of inflation.


Item 8.    Financial Statements and Supplementary Data

      The Index to Financial Statements and Schedules appears at page F-1 hereof, the Report of Registrant's Independent Auditors appears at page F-2 hereof, and the Financial Statements and Notes to Financial Statements of the Registrant and SC appear at page F-3 through F-25 hereof and page F-26 through F- 44 hereof, respectively.

Item 9.      Changes  in  and  Disagreements  with  Accounts   on
      Accounting and Financial Disclosure

     Not Applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to the directors and executive officers of AC.

      Name           Age              Position(s) Held
      ----           ---              ----------------

Bruce F. Becker      46     Chairman, President and Chief
                             Executive Officer of AC
Barry W. Becker      52     Secretary and Director of AC
Ron Lurie            56     Director of Marketing of AC
Jerry Griffis        41     Controller of AC
Gerald Heetland      57     General Counsel of AC
Ernest A. Becker     78     Director and Treasurer of AC
III
Ernest A. Becker     54     Director and Vice President AC
IV
W. Bucky Howard      59     General Manager of AC
Paul Tomba           49     Food and Beverage Director of AC
Debra Pingul         39     Director of Personnel of AC
Doug Hardesty        45     Director of Technical Services of AC



      Bruce F. Becker has served as Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer of BGI since its inception in July 1993 and as Secretary since November 1993. He has served each of the Nevada subsidiaries of BGI as President and Chief Executive Officer since July 1989. Mr. Becker has also been a director and Chairman of AC since its inception in July 1984 and Chairman of the Board of Directors of SC and BGG since their inceptions in 1980 and 1986, respectively. He is the Chairman, President and Chief Executive Officer of CQC, and the Sole Officer and Director of Innerout, Inc. Mr. Becker also sits on the Board of Directors of the Nevada Resort Association.

      Barry W. Becker has served as Assistant Secretary of BGI since November 1993, and as Secretary of BGI from its inception until November 1993. He has served each Nevada subsidiary of BGI (other than Innerout, Inc.) as a Director since its respective inception and as Secretary since July 1989. Mr. Becker is also the Sales Manager for Becker Enterprises, a Becker family-owned company that purchases, sells and leases residential and commercial property. He is a past president of the Southern Nevada Builders Association and serves the community as a member on the boards of directors of the Rotary Club, Las Vegas Chamber of Commerce, Boys Club of Clark County and the Boy Scouts of America. Mr. Becker was appointed by the then Governor of the State of Nevada to the State Environment Commission and was an Environmental Commissions Representative on the State Multiple Use Advisory Land Committee.

      Ron Lurie has served as the General Manager of Sunset Coin, Inc. since November 1990. He has also served as Director of Marketing of Arizona Charlie's, Inc. since February of 1995 and Director of Corporate Development of BGI since inception. He has been involved with the gaming industry since 1978, serving in several capacities prior to being employed by Sunset Coin, Inc., including Sales Manager for International Game Technology and regional Sales Director for Sigma Games. In addition to Mr. Lurie's fourteen years in the gaming industry, he also served fourteen years as a Las Vegas City Councilman and four years as the Mayor of Las Vegas.

      Jerry Griffis has served as Chief Financial Officer of BGI and Controller of CQC since their respective dates of inception, and as Controller of the Nevada subsidiaries of BGI since February 1989. Prior to joining the Nevada subsidiaries, Mr. Griffis was employed as a Certified Public Accountant. Prior thereto, Mr. Griffis acted as Assistant Controller for the Silver Slipper Casino from 1981 to 1983 and the Frontier Hotel & Casino from 1979 to 1981. Mr. Griffis is a CPA and a member of the Nevada Society of CPA's and the American Institute of Certified Public Accountants.

     Gerald Heetland has 30 years of corporate legal and business experience, with over 15 years in the gaming industry. He has served as General Counsel of Becker Gaming, Inc. and the BGI subsidiaries since January 1997. Prior to joining Becker Gaming, Inc., he served as Vice President, General Counsel and Secretary of Fitzgeralds Gaming Corporation and its subsidiaries for over 5 years and as Vice President, General Counsel and Secretary Counsel of Del Webb Hotels and Casinos for 8 years, starting at the positions of Associate General Counsel and Assistant Secretary of Del Webb Corporation in Phoenix, Arizona in 1981 and relocating to Las Vegas, Nevada in May 1986.

      Ernest A. Becker III is a director of BGI and has served each of the Nevada subsidiaries of BGI (other than Innerout, Inc.) as a Director since its respective inception and as Treasurer since July 1989. Mr. Becker has been an active developer of residential, recreational and commercial properties in both Southern California and Southern Nevada since 1952. Mr. Becker organized the Charleston Heights Water Company in 1954, which paved the way for the growth of the northwestern area of Las Vegas. He is a past president and Life Director of the National Association of Home Builders.

     Ernest A. Becker IV is a director of BGI and has served each of the Nevada subsidiaries of BGI (other than Innerout, Inc.) as a Director since its respective inception and as Vice President since July 1989. He currently operates Becker Built, a construction company owned by the Becker family. Mr. Becker has served as a Director of the Southern Nevada Home Builders Association for the past fourteen years and has held positions with the Fair Housing Task Force, Development Permit Committee, Community Housing Resource Board and Plumbers Examining Board for the City of Las Vegas and the Citizens Advisory Council for Liquor and Gaming Control.

      W. Bucky Howard was appointed General manager of Arizona Charlie's, Inc. and Becker Gaming Group in January, 1997 and has served as Director of International Operations of Becker Gaming, Inc. since October 1996. Mr. Howard has been in Resort Gaming over thirty years, and has operational, marketing, and pre-opening experience in Nevada, New Jersey and Mississippi. Mr. Howard served the Hilton Corporation for eleven years in various capacities up to Vice President of Casino Operations in Atlantic City. Mr. Howard also served five years with the Trump Organization as Vice President Casino Operations, Executive Vice President of Operations and as President of Trump Taj Mahal. Mr. Howard was involved in planning, developing, designing, training and implementing all phases of operations.

      Paul Tomba has served AC and BGG as Food and Beverage Director since June 1995. Prior to his employment at Arizona Charlie's, he served as Beverage Manager for Caesar's Palace and the Golden Nugget Hotel and Casino in Las Vegas. Mr. Tomba also managed private country clubs in the greater Cleveland area and has over twenty-six years experience in the food and beverage industry.

      Debra Pingul was appointed Director of Personnel of AC in February 1991. Prior thereto, Ms. Pingul held supervisory positions in human resources with the Marina Hotel and Casino from 1985 to 1990 and Vacation Village from 1990 to 1991.

      Doug Hardesty was appointed Director of Technical Services of each of the Nevada subsidiaries of BGI in April 1991. From March 1988 to April 1991, Mr. Hardesty served as Operations Officer of AC. Prior thereto, he held managerial positions with firms engaged in the sale and servicing of systems hardware.



Item 11.   Executive Compensation

      The following table sets forth the compensation paid by AC (unless otherwise indicated) for services rendered in all capacities to BGI (and its subsidiaries) during the fiscal year ended June 30, 1997, with respect to the Chief Executive Officer of AC and all other persons who served as executive officers of AC during the year ended June 30, 1997 and whose aggregate annual compensation exceeded $100,000 for such period. No compensation has been paid to executives by CQC for services rendered during the year ended June 30, 1997.


                   Summary Compensation Table
                   --------------------------
                                        Annual Compensation
                                        -------------------
                                                                       All Other
Name and Position                     Salary          Bonus       Compensation
-----------------                     ------          -----       ------------
Bruce F. Becker, Chief
  Executive Officer
  and President of
  BGI and each subsidiary ....      $500,000(1)    $      0       $ 51,520(2)(3)
Ron Lurie, Director-Corporate
  Development of BGI, General
  Manager of SC and Director
  of Marketing of AC .........      $140,539(4)    $      0       $  1,587(4)
W. Bucky Howard, General
  Manager of AC, BGG and
  Director of International
  Operations at BGI ..........      $118,077       $      0       $     -
Bart Masi, General Manager
  of AC and BGG (terminated
  January 5, 1997)............      $108,000       $      0       $  2,700(3)
Duke Pettit, Director of Slot
  Operations (terminated July
  17, 1997)                         $104,030       $      0       $  3,641(3)

----------

(1) Does not include amounts entitled to under employment agreement. Mr. Becker has voluntarily postponed scheduled salary increases of $100,000 for calendar year 1995, $200,000 for calendar year 1996 and $300,000 for calendar year 1997. These salary amounts have been accrued by BGI, but have not yet been paid to Mr. Becker. All of Mr.Becker's compensation is paid by BGI.

(2) Includes $49,338 paid by BGI during the fiscal year ended June 30, 1997 in premiums on life insurance held by Bruce F. Becker for the benefit of a family trust administered by Mr. Becker. Such life insurance, which has an aggregate death benefit of $5,076,376, has been collateral assigned to BGI such that upon the death of Mr. Becker, BGI shall be refunded all premiums previously paid by it under the policy before the distribution of benefits to the named beneficiary.

(3) BGI and each Nevada Subsidiary has adopted a 401(k) defined contribution plan covering substantially all of its employees. Eligible employees may contributed up to 6% of their annual compensation to the plan, up to certain limits prescribed by the Internal Revenue Service. BGI and the Nevada subsidiary have each agreed to contribute an amount equal to 25% of each employee's contribution, up to an amount equal to 2% of each employee's compensation. Employees may contribute an additional 4% to the Plan which is not matched by BGI or Nevada subsidiary.

(4) Mr. Lurie's compensation is paid by SC. However, 50% of such compensation is reimbursed to SC from AC.

Compensation of Directors
-------------------------

      The directors of BGI may receive $2,000 for each meeting of the Board of Directors attended. The directors of the Operating Companies do not receive any compensation for serving in such capacities.

Employment Agreement
--------------------

      In May 1994, BGI entered into a seven-year employment agreement with Bruce
F. Becker in his capacities as Chief Executive Officer and President. Under the employment agreement, Mr. Becker is required to devote all of his business time to the affairs of BGI and its affiliated companies. The agreement provides for an annual base salary of $800,000 per year during calendar year 1997, increasing by $100,000 each calendar year thereafter through December 31, 2001. However, for the third consecutive year, Mr. Becker has elected to postpone his scheduled annual salary increase. These deferred salary amounts, aggregating $450,000 through June 30, 1997, and have been accrued by BGI, but have not yet been paid to Mr. Becker. Mr. Becker is also entitled to the use of an automobile and such bonuses and other benefits as the Board of Directors may award from time to time in its discretion. In addition, BGI maintains certain life insurance coverage referred to under Executive Compensation above.

      The employment agreement provides that if Mr. Becker's employment is terminated either (i) by BGI other than for cause or by reason of physical or mental disability, or (ii) by Mr. Becker for good reason, Mr. Becker will be entitled to a severance payment equal to four times his then annual base salary if such termination occurs during the first year of the agreement or three times his then annual base salary if such termination occurs after the first year of the agreement. Such severance payment will be payable in a lump sum within thirty (30) days of termination. Under the agreement, BGI shall have cause to terminate Mr. Becker if he consistently refuses to substantially perform, or engages in willful misconduct in the substantial performance of his duties and obligations under the employment agreement or if he materially breaches the agreement. Mr. Becker may terminate his employment for good reason if he is assigned by BGI to a position of lesser or inconsistent authority than that described in the employment agreement or is required to relocate outside Las Vegas, or if BGI fails to substantially comply with the employment agreement.

Consulting Agreements
---------------------

     BGI entered into consulting agreements with Ernest A. Becker III, Ernest A. Becker IV and Barry W. Becker (the "Consultants"). The agreements have three-year terms which expired on May 31, 1997. The agreements provided for monthly consulting fees of $12,500, $8,334 and $8,334, respectively. These agreements were renewed for additional three-year terms, however, beginning June 1, 1997 the Consultants have voluntarily postponed receipt of the monthly consulting fees. At June 30, 1997, such fees in the total amount of $29,168 have been accrued by BGI but have not been paid to the Consultants. The agreements provide for indemnification of the Consultants for claims arising out of their services to BGI, other than claims arising from gross negligence, willful malfeasance or fraud. The Consultants are prohibited from competing with BGI or its affiliates or soliciting for employment any person employed or recently employed by BGI or its affiliates. Such obligations also apply beyond the consulting period.

Compensation Committee Interlocks and Insider Participation

      None of the board of directors of BGI or its subsidiaries has had or currently has a compensation committee or other committee performing equivalent functions. During the fiscal year ended June 30, 1997, Ernest A. Becker, III and Bruce F. Becker in their capacities as directors of each of the Nevada subsidiaries participated in deliberations concerning compensation of the executive officers of such companies.


Item 12.    Security Ownership of Certain Beneficial  Owners  and
      Management

       The Company is a wholly owned subsidiary of BGI. Accordingly, BGI is the sole beneficial owner of the Company's common stock.


Item 13.   Certain Relationships and Related Transactions

      Since June 1, 1994, BGI has provided managerial and related services to its subsidiaries. BGI has entered into a management agreement with each of the AC, SC and BGG (and CQC, which is not expected to have any operations) to provide executive and administrative services in exchange for a management fee equal to 5% of each such company's gross operating revenues (before deduction of promotional allowances). However, the AC Indenture will prohibit the payment of management fees by AC until certain conditions have been satisfied and thereafter in excess of specified amounts. The rate at which management fees are to be payable was determined based on the level of management support to be provided by BGI to the operating companies, the level of expense anticipated to be incurred by BGI in connection with such support, and the gaming-related experience of the persons expected to provide such support on behalf of Becker Gaming and their familiarity with the operating companies and their businesses. Accordingly, such fee does not necessarily reflect that which could be obtained from an unaffiliated party, which could not be expected to provide the same support or to possess the same gaming-related experience or familiarity with the operating companies. However, based on its knowledge of similar management service arrangements entered into by other Las Vegas casino-hotels, such rate is believed to be at or near the top of the range of fees customarily paid for such services in such market. Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995, BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. These employees were originally employees of AC and were transferred to BGI in June 1994. In connection with this transfer, in October 1995, BGI temporarily reduced the amount of AC's management fee to a net 1.0% of AC's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. Such temporary reduction remained in place through fiscal 1997 and is not to be further modified during fiscal 1998. AC, SC and BGG incurred management fees of $664,000, $140,000 and $518,000, respectively, to BGI in fiscal 1997.

     AC has issued a limited guaranty of the payment of principal of and interest on the CQC Notes. See "Item 1. Business - Arizona Charlie's, Inc. - Claims by Trustee" Similarly, SC has issued a limited guaranty in connection with the payment of principal of and interest on the AC Notes.

      During fiscal 1997, AC leased office, storage and laundry space from Charleston Heights Shopping Center ("CHSC"), a partnership owned by the Becker family. Total lease rental payments (including insurance, tax and common area maintenance payments) of approximately $222,000 were paid by AC to CHSC in fiscal 1997. Based on rental rates offered for properties which are similarly situated and offer comparable features, AC believes that such rental rates were below comparable market rates.

      Each of the Nevada subsidiaries previously operated as a subchapter S corporation under the federal tax laws. As of December 31, 1993, the S corporation status of each of the Nevada subsidiaries was terminated. Prior to the termination of S corporation status, each of the Nevada subsidiaries distributed to their stockholders undistributed income on which such stockholders had previously paid federal income taxes equal to $5,000,000, in the case of AC, $3,000,000, in the case of SC, and $800,000, in the case of BGG. The amounts distributed were loaned back to such companies in full by the stockholders. The AC and SC loans are repayable pursuant to subordinated stockholder notes maturing in 2001 and bearing interest at the rate of 10% annually, payable monthly. However, beginning May 1, 1997 the stockholders have voluntary postponed the receipt of interest associated with the AC Notes. The BGG loans are repayable pursuant to notes maturing in December 1997 and bearing interest at the rate of 10% annually, payable monthly. In addition, the Nevada subsidiaries have agreed to distribute to their stockholders cash sufficient to satisfy the federal income tax obligations of such stockholders resulting from their ownership interests therein (including taxes payable with respect to income earned previously) through the date of termination of S corporation status, subject to limitations imposed under the Indentures. The stockholders have filed all tax returns for the periods during which the Nevada subsidiaries operated as S corporations. Accordingly, the exposure of the Nevada subsidiaries under the tax indemnities will be limited to taxes which may become payable in the future with respect to periods through 1993 as a result of any audit of a stockholder return by tax authorities. Such amounts may be material, although the AC Indenture limits such payments by AC and SC to an aggregate of $2,250,000.

      SC has executed gaming machine service agreements with BGG pursuant to which SC provides gaming machine maintenance and other services to each BGG bar and restaurant for a fixed fee. Fees paid by BGG to SC for such services totaled approximately $85,000 in fiscal 1997. The gaming machine maintenance fees payable by BGG to SC reflect rates which management believes (based on market research conducted on an informal basis, from time to time, by SC) are charged for similar services by other gaming machine service companies operating in the Las Vegas area.

      During 1991, SC purchased the assets of a restaurant/bar facility for approximately $525,000 for use by BGG. The Company entered into an agreement to lease (as lessor) the facility to BGG under an agreement which was terminated when the facility was closed on April 21, 1996 and the worthless improvements and equipment were abandoned. The liquor license will be transferred to a new
BGG  location  currently  under  construction  which is expected to open in late
1997.

     SC purchased and leased to BGG's wholly owned subsidiary the personal property used at Charlie's Bar Down Under. This lease calls for annual rent of $94,392 to be paid in equal monthly installments in advance, beginning on April 1, 1995.

      The Becker family members have guaranteed the payment of a $126,000 note payable of SC, various term loans held by SC and a term loan to BGG. The outstanding principal balances of the SC and BGG term loans were $499,000 and $828,000, respectively, as of June 30, 1997.

      Bruce F. Becker resides in one of Arizona Charlie's suites at a rental rate of $1,520 per month payable in advance, pursuant to a one-year lease which commenced January 1, 1995. This lease automatically renews for successive terms of one-year each unless terminated.

      Bruce F. Becker operates a sole proprietorship under the name "Becker Vending" which places arcade, cigarette, music and other vending machines at Arizona Charlie's, BGG's restaurants, and several of SC's slot route locations. AC provides nominal collection and accounting services to Becker Vending in connection with these machines. None of the Nevada subsidiaries receives or is expected to receive any rental fee or other payment from Becker Vending in connection with these arrangements. Becker Vending retains all amounts deposited in its vending machines. Becker Vending also sells to AC cigarettes, candy and similar items at wholesale prices for resale in the Arizona Charlie's gift shop.


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

     (b)  Reports on Form 8-K
          None.
--------------------------------------------------------------------------------
                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARIZONA CHARLIE'S, INC.


Dated: September 26, 1997          By:  /s/ Bruce F. Becker
                                       ------------------------
                                      Bruce F. Becker, President
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 26th day of September, 1997.


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

     The Company has not and does not intend to send to its security holders any annual report with respect to the Registrant's most recent fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to a meeting of security holders.
--------------------------------------------------------------------------------


           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



ARIZONA CHARLIE'S, INC.
     Report of Independent Accountants ..............................
     Balance Sheets as of June 30, 1997 and 1996 ....................
     Statements of Operations for the Years Ended June 30, 1997,
     1996 and  1995 .................................................
     Statements of Stockholder's Equity (Deficit) for the Years
     Ended 1997, 1996 and 1995 ......................................
     Statements of Cash Flows for the Years Ended June 30, 1997,
     1996 and  1995 .................................................
     Notes to Financial Statements ..................................

SUNSET COIN, INC.
     Report of Independent Accountants ..............................
     Balance Sheets as of June 30, 1997 and 1996 ....................
     Statements of Income for the Years Ended June 30, 1997,
     1996 and 1995 ..................................................
     Statements of Stockholder's Equity for the Years Ended
     June 30, 1997, 1996 and 1995 ...................................
     Statements of Cash Flows for the Years Ended June 30, 1997,
     1996 and 1995 ..................................................
     Notes to Financial Statements ..................................




ARIZONA CHARLIE'S, INC.

     Schedule II    Valuation and Qualifying Accounts as of
                     and for the Years Ended June 30, 1997,
                1996 and 1995 ...................................

SUNSET COIN, INC.

     Schedule II    Valuation and Qualifying Accounts as of
                     and for the Years Ended June 30, 1997,
                1996 and 1995 ...................................



Schedules other than those listed above are omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes to the financial statements. Columns omitted from schedules filed have been omitted because the information is not applicable.

================================================================================




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Charlie's, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Arizona Charlie's, Inc. ("AC") will continue as a going concern. As more fully described in Note 2, AC is in default of debt covenants, resulting in a demand for immediate payment of the debt and classification of such debt as currently payable. AC is also obligated as a guarantor under indebtedness of an affiliated company, and such indebtedness is also in default. AC does not have sufficient resources to repay the indebtedness or honor its guarantee on a current basis. Management's plans with respect to these matters are also described in Note 2. These matters raise substantial doubt about the ability of Arizona Charlie's, Inc. to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1997 financial statements of Arizona Charlie's, Inc. do not include any adjustment that might result from the outcome of this uncertainty.


/s/ Coopers & Lybrand L.L.P.
----------------------------
Coopers & Lybrand L.L.P.


Las Vegas, Nevada
August 22, 1997, except for Note 2,
as to which the date is
September 5, 1997
================================================================================
                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                          As Of June 30, 1997 and 1996
                             (Dollars In Thousands)
                                   ----------
================================================================================

                                     ASSETS

                                                           1997            1996
                                                       --------        --------
Current assets:

   Cash and cash equivalents....................       $  5,481        $  4,591
   Restricted cash, in escrow account...........             10              10
   Trade and other accounts receivable..........            240             473
   Receivable from related parties..............          2,665           1,539
   Inventories .................................            529             575
   Prepaid expenses ............................            985           1,118
                                                       --------        --------
      Total current assets......................          9,910           8,306
                                                       --------        --------
Property and equipment:
   Building and improvements ...................         37,490          37,488
   Furniture and equipment......................         23,916          22,575
   Land improvements ...........................          1,629           1,628
                                                       --------        --------
                                                         63,035          61,691
   Less, accumulated depreciation ..............        (18,303)        (16,218)
                                                       --------        --------
                                                         44,732          45,473
   Land ........................................            208             208
                                                       --------        --------
        Net property and equipment..............         44,940          45,681
                                                       --------        --------
Other assets:
   Receivable from related party, noncurrent....            210             987
   Deposits and other ..........................            544             460
   Notes receivable from related party .........          4,416           4,416
   Financing costs, less accumulated
     amortization of $1,923 (1997)
     and $1,366 (1996)                                    1,937           2,507
                                                       --------        --------

        Total other assets......................          7,107           8,370
                                                       --------        --------

        Total assets ...........................       $ 61,957        $ 62,357
                                                       ========        ========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                          1997             1996
                                                      --------         --------

Current liabilities:
  Trade accounts payable......................        $  1,047         $  1,452
  Accounts payable to related parties.........            --                  4
  Accrued expenses ...........................           2,642            2,329
  Accrued interest ...........................           4,522              994
  Management fees due Becker Gaming, Inc......           5,347            4,682
  Notes payable, current portion..............             106              110
  Notes payable to related party..............           3,150            2,250
  Current portion of
     obligations under capital leases.........              12               15
  Current portion of long-term debt ..........             464             --
  Long-term debt classified as
     current due to default
     under covenants .........................          55,000           55,000
                                                      --------         --------

         Total current liabilities............          72,290           66,836

Long-term debt, less current portion..........           1,284             --
Subordinated notes payable to prior
  stockholders ...............................           5,000            5,000
Obligations under capital leases,
  less current portion .........                            29               22
                                                      --------         --------

         Total liabilities....................          78,603           71,858
                                                      --------         --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, no par value, 2,500
     shares authorized, 1,000 shares
     issued and outstanding...................             469              469
  Retained earnings (deficit).................         (17,115)          (9,970)
                                                      --------         --------
         Total stockholder's equity
          (deficit).................                   (16,646)          (9,501)
                                                      --------         --------

         Total liabilities and
         stockholder's equity (deficit).......        $ 61,957         $ 62,357
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

                            STATEMENTS OF OPERATIONS
                             (Dollars In Thousands)
================================================================================

                                                   Year Ended June 30,
                               ------------------------------------------------
                                             1997        1996        1995
                                             ----        ----        ----
Revenues:
  Gaming .............................   $ 47,857    $ 52,831    $ 47,466
  Food and beverage ..................     13,583      13,401      10,877
  Hotel ..............................      3,352       3,208       2,614
  Gift shop ..........................        553         590         577
  Other ..............................        923         948         682
                                         --------    --------    --------

      Gross revenues .................     66,268      70,978      62,216

Less, promotional allowances .........     (8,184)     (7,677)     (5,134)
                                         --------    --------     --------

      Net revenues ...................     58,084      63,301      57,082
                                         --------    --------    --------

Operating expenses:
  Gaming .............................     17,229      18,612      15,359
  Food and beverage ..................     12,337      12,511      11,388
  Hotel ..............................      1,390       1,413       1,377
  Gift shop ..........................        519         475         450
  Advertising and promotion ..........      4,813       4,726       3,837
  General and administrative .........     17,463      17,660      15,358
  Provision for losses on related
   party receivlables ................        220         601       1,592
  Management fees - Becker Gaming,
   Inc., net                                  664       1,396       3,099
  Rent expense paid to related party .        222         217         191
  Depreciation and amortization ......      3,568       3,491       3,373
                                         --------    --------    --------

      Total operating expenses .......     58,425      61,102      56,024
                                         --------    --------    --------
      Operating income (loss).........       (341)      2,199       1,058
                                         --------    --------    --------

Other income (expenses):
  Interest income ....................        272         286         580
  Interest expense ...................     (7,275)     (7,095)     (7,250)
  Interest capitalized ...............        -           -           676
  Other, net .........................        199          51         -
                                         --------    --------    --------
      Total other expenses ...........     (6,804)     (6,758)     (5,994)
                                         --------    --------    --------

    Net (loss)income before income tax     (7,145)     (4,559)     (4,936)

    Provision for income taxes                -           -           -
                                         --------    --------    --------

    Net (loss) income ................   $ (7,145)   $ (4,559)   $ (4,936)
                                         ========    ========    ========


The accompanying notes are an integral part of these financial statements.

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
           STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) For The Years
                       Ended June 30, 1997, 1996 And 1995
                             (Dollars In Thousands)
================================================================================

                                                           Additional
                                         Common Stock      Paid-in
                                         ------------
                                      Shares     Amount    Capital
                                      ------    -------    ------

Balances, June 30, 1994 ............   1,000    $   469      $-

 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1995 ............   1,000        469      --


 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1996 ............   1,000        469      --

 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1997 ............   1,000    $   469      $-
                                      ======    =======    ======


                                    Retained
                                    Earnings
                                      (Deficit)    Total
                                      -------    -------

Balances, June 30, 1994 ............  $  (475)   $    (6)

 Net loss ..........................   (4,936)    (4,936)
                                      -------    -------

Balances, June 30, 1995 ............   (5,411)    (4,942)

 Net loss ..........................   (4,559)    (4,559)
                                      -------    -------

Balances, June 30, 1996 ............  $(9,970)   $(9,501)

 Net loss ..........................   (7,145)    (7,145)
                                      -------    -------

Balances, June 30, 1997 ............ $(17,115)  $(16,646)
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
================================================================================

                                                       Year Ended June 30,
                                                            --------
                                                    1997       1996       1995
                                                 --------   --------   --------
Cash flows from operating activities:
 Net income (loss) ............................  $ (7,145)  $ (4,559)  $ (4,936)
                                                 --------   --------   --------
 Adjustments  to  reconcile  net  income
   (loss) to net  provided  by (used by)
   operating activities:
  Provision for losses on related
   party receivables ..........................       220        601      1,592

  Depreciation and amortization ...............     3,568      3,491      3,373
  (Gain) loss on sale of equipment ............      (129)        11         (2)
(Increase) decrease in operating assets:
  Receivables .................................       233        185       (387)
  Inventories .................................        46         86       (108)
  Prepaid expenses ............................       322        241       (339)
  Deposits and other ..........................       (12)       (41)       (92)

Increase (decrease) in operating liabilities:
  Accounts payable, net of amounts
   for capital expenditures....................      (409)         3       (144)
  Accrued interest ............................     3,528        (21)       135
  Accrued expenses ............................       313        247        581
  Management fees due to Becker Gaming, Inc. ..       665      1,395      3,099
                                                 --------   --------   --------

    Total adjustments .........................     8,345      6,198      7,708
                                                 --------   --------   --------

    Net cash provided by operating activities .     1,200      1,639      2,772
                                                 --------   --------   --------

Cash flows from investing activities:
  Note receivable issued to CQC ...............      --         --       (1,200)
  Capital expenditures, net of amounts in
   accounts payable ...........................      (501)      (190)   (24,253)
  Increase in receivable from Becker Gaming,
   Inc. ........................................     (569)    (2,065)    (4,154)
  Net (additions to) reductions in restricted
    cash equivalents ..........................      --         --       26,102
  Proceeds from assets sales ..................        67         15        104
                                                 --------   --------   --------

    Net cash used in investing activities .....    (1,003)    (2,240)    (3,401)
                                                 --------   --------   --------

Cash flows from financing activities:
  Proceeds from borrowing under notes payable .       900        --       2,250
  Principal payments on notes payable .........      (193)      (208)      (199)
  Payments under capital lease obligations ....       (14)        (4)       (32)
                                                  --------   --------   --------

    Net cash provided by  (used in) financing
   activities .................................       693       (212)     2,019
                                                 --------   --------   --------
    Net increase (decrease) in cash and cash
   equivalents ................................       890       (813)     1,390

Cash and cash equivalents, beginning of
  the year ....................................     4,591      5,404      4,014
                                                 --------   --------   --------

Cash and cash equivalents, end of the year ....  $  5,481   $  4,591   $  5,404
                                                 ========   ========   ========

The accompanying notes are an integral part of these financial statements.


================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS



1.Summary Of Significant Accounting Policies:

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

In connection with the financing transaction more fully discussed in Note 6, the stockholders of AC exchanged all of their stock in the Company for stock of Becker Gaming, Inc. ("BGI") (the "Reorganization") and, effective June 1, 1994, AC became a wholly owned subsidiary of BGI. BGI has no independent activities other than providing management and administrative services to, and exploring and developing business opportunities for its subsidiaries, and serves as a holding company for AC and the following entities:

     * Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation formed to develop a riverboat casino in Jefferson City, Missouri (the "Capitol Queen").

     * Sunset Coin, Inc. ("SC"), a Nevada corporation which operates a Las Vegas gaming machine route and service business.

     * Becker Gaming Group ("BGG"), a Nevada corporation which, together with its wholly owned subsidiary Innerout, Inc., owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.


Subsequent to the Reorganization, certain overhead expenses of the Company (primarily related to executive compensation), have been eliminated. However, effective June 1, 1994, the Company is required to pay a management fee to BGI in connection with executive services equal to a percentage of the Company's gross operating revenues. Under the AC Indenture, no management fees will be paid by AC until AC has attained a specified fixed charge coverage ratio of 2.25 to 1. However, such fees accrue without interest, until paid. See Note 9 of AC's Notes to Financial Statements.


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


Promotional Allowances
----------------------

The retail value of hotel accommodations, food, beverage and gift shop items provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations, as follows:

                                                Years Ended June 30,
                                          1997             1996             1995
                                          ----             ----             ----
Hotel .......................       $  349,000       $  261,000       $  164,000
Food and Beverage ...........        4,094,000        3,824,000        2,260,000
                                     ---------        ---------        ---------

                                    $4,443,000       $4,085,000       $2,424,000
                                    ==========       ==========       ==========



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

Building, building improvements and land improvements are depreciated using the straight-line method over estimated useful lives of 5 to 40 years. Furniture and equipment are depreciated using straight-line and declining balance methods over estimated useful lives of 5 to 10 years.

Financing Costs
---------------

Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

Preopening Expense
------------------

Certain preopening costs, consisting principally of personnel costs, training and other costs directly associated with the opening of a new hotel-casino or significant expansions of the existing hotel-casino are capitalized and charged to expense over a period not to exceed one year following the commencement of related operations. During the year ended June 30, 1994, the Company capitalized $27,000 of preopening costs which were amortized during the year ended June 30, 1995 after the expansion was completed. During the years ended June 30, 1997 and 1996, the Company did not capitalize any preopening costs.

Federal Income Taxes
--------------------

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

In connection with the Reorganization, beginning June 1, 1994, the Company is included in the consolidated federal income tax returns filed by BGI. AC's tax allocation is based on the amount of tax it would incur if it filed a separate return.

Reclassifications
-----------------

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

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


2. CQC   Gaming   License,  Default   Under   Indebtedness,
   Management's Plans, And Going Concern:

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

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management subsequently abandoned the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

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

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995, May 15, 1996, November 15, 1996 and May 15, 1997 and AC (which has guaranteed the CQC Notes as more fully described below) did not have available funds to advance on behalf of CQC.

Concurrent with the issuance of the CQC Notes, AC completed a private placement debt financing of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). The AC Notes require annual interest payments of $6,600,000, payable in equal installments semi-annually on May 15 and November 15. AC was not able to make its scheduled interest payment of $3,300,000 on May 15, 1997 and SC (which has guaranteed the AC Notes as more fully described below) did not have available funds to advance on behalf of AC. AC is also in default of certain covenants under the AC Notes as more fully described in Note 6. AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as result of the above-described circumstances. AC does not have sufficient financial resources (including a guarantee of the AC Notes by SC, as more fully described below) to repay the AC Notes on a current basis and satisfy its guarantee obligation (as more fully described below) with respect to the CQC Notes.

The CQC Notes are guaranteed by AC (which guarantee is subject to release only upon licensing of the Capitol Queen, which is not expected). The AC Notes are guaranteed by SC (which guarantee is subject to release upon completion of the Expansion, which management believes has been satisfied, and the attainment of a fixed-coverage ratio by AC of 2.25 to 1 following the completion of the Expansion, which has not been satisfied). The amount and extent of AC's guaranty of the CQC Notes is in dispute. Legal counsel has advised management that, under the terms of CQC indenture regarding fraudulent conveyance, the guarantee liability of AC is not expected to be material.

On July 3, 1997 CQC received a notice of acceleration (the "Notice") from the trustee and collateral agent for the CQC Notes. Pursuant to section 6.02 of the indenture governing the CQC Notes, due to certain violations of the indenture (as more fully described above), all of the outstanding CQC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

On September 5, 1997, AC received a notice of acceleration from the trustee and collateral agent for the AC Notes. Pursuant to section 6.02 of the indenture governing the AC Notes, due to certain violations of the indenture (as more fully described in Note 6), all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

CQC continues to market its riverboat assets to prospective buyers. Management of the Company, AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates, amongst other terms and conditions, (i) liquidation of CQC's remaining assets for the benefit of the CQC bondholders, (ii) a limited cash payment by AC as full and complete satisfaction of AC's guaranty of the CQC Notes, and (iii) AC's issuance of a reduced amount of new notes as full and complete satisfaction of the existing AC Notes. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1997 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.



3.Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the years ended June 30, 1997, 1996 and 1995:


                                               1997         1996         1995
                                               ----         ----         ----
    ..................................
Interest paid, net of amounts
  capitalized ........................   $3,747,000   $7,116,000   $7,115,000
                                         ==========   ==========   ==========

Capitalized lease obligations
  incurred ...........................   $   17,000   $   34,000   $    9,000
                                         ==========   ==========   ==========
Assets acquired through issuance of
  long-term debt ................ ....   $1,748,000   $     --     $     --
                                         ==========   ==========   ==========
Net transfer of assets and related
  liabilities from Becker Gaming, Inc.   $     --     $     --     $   25,000
                                         ==========   ==========   ==========

4.Accrued Expenses:

Major classes of accrued expenses consist of the following as of June 30, 1997 and 1996:

                                                1997         1996
                                                ----         ----

     Wages payable and accrued salaries   $  824,000   $  811,000
     Accrued vacation .................      336,000      306,000
     Group insurance ..................      447,000      352,000
     Gaming taxes .....................      221,000      239,000
     Payroll and other taxes ..........      356,000      405,000
     Charlie Card slot club liability .      221,000            -
     Progressive slot and table games .
      liability .......................      124,000       88,000
     Other accrued expenses ...........      113,000      128,000
                                             -------      -------
                                          $2,642,000   $2,329,000
                                          ==========   ==========


5.Notes Payable:

Notes payable consist of the following as of June 30, 1997 and 1996:

                                                           1997         1996
                                                           ----         ----
 Related parties:
      Notes payable to SC with interest at 5.56%
      uncollateralized and due May 1998 ............ $2,250,000   $2,250,000

      Note payable to SC with interest at 4.50%
      uncollateralized and due January, 1998 .....      900,000         -

 Nonrelated parties:
      5.96% note payable in monthly
      installments of $21,616, including interest,
      through December, 1997, uncollateralized ....  $  106,000   $  110,000
                                                     ----------   ----------

                                                      3,256,000    2,360,000

                   Less current portion ...........  (3,256,000)  (2,360,000)

                                                     $    -       $     -
                                                     ==========   ==========

6.Long-Term Debt:

Long-term debt consists of the following as of June 30, 1997 and 1996:

                                                      1997          1996
                                                      ----          ----
12.75% note payable with interest and
     principle due in monthly installments
     through May, 2002 collateralized by
     various slot equipment of AC and
     personal guarantees of the
     stockholders BGI ......................   $ 1,540,000   $     -

Othernotes  payable due in monthly  principle
     only  installments  through June,
     1998 collateralized by slot
     machine equipment of the company ......       208,000         -

12%  First  Mortgage  Notes Due November 15,
     2000 (the "AC Notes") with interest
     payable semiannually classified as
     currently payable due to defaults under
     covenants (see below) .................    55,000,000    55,000,000
                                                ----------    ----------
                                                56,748,000    55,000,000

                    Less current portion ...   (55,464,000)  (55,000,000)

                                               $ 1,284,000   $     -
                                               ===========   ============


On November 18, 1993, the Company completed a private placement of the AC Notes. The offering generated net proceeds of approximately $33,684,000 (after deducting debt financing costs and approximately $16,791,000 used to repay principal and accrued interest to a bank which was due and payable on November 18, 1993). The AC Notes are guaranteed by SC (which guarantee is subject to release upon completion of the Expansion which management believes has been satisfied and the attainment of a fixed coverage ratio by the Company of 2.25 to 1, following the completion of the Expansion, which has not been satisfied) and are collateralized by a first mortgage on substantially all of assets of the Company, including the Expansion.

As of June 30, 1997, AC is in default of certain debt covenants under the Indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture; (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture (which advances remain outstanding at June 30, 1997); (iii) beginning in the fourth quarter of fiscal 1997, exceeding the amount of new indebtedness allowed for under the Indenture; (iv) beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth Ratio of 1.5 to 1.0, as defined in the Indenture; and (v) AC did not make its required semi-annual interest payment of $3,300,000 on May 15, 1997. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement defined in the Indenture. Under the terms of the Indenture, AC is technically required to offer to buy back $33,000,000 of the outstanding AC Notes at June 30, 1997 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. AC has not made such offer and does not intend to do so while the discussions with the Bondholder Committee are in process. As a result of these defaults under covenants and demand for payment made by the Trustee, the AC Notes have been classified as currently payable in the accompanying financial statements. Management's plans are more fully described in Note 2.

The Indenture governing the AC Notes limits the use of the net proceeds from the offering to fund the cost of the Expansion. The proceeds were placed in escrow with a trustee pending draw- downs for qualifying project expenditures and are classified as restricted cash, in escrow account, in the accompanying financial statements. The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain assets sales, all as defined in the Indenture. The Company has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

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

Maturities of long-term debt at June 30, 1997 (including the AC Notes which have been classified as current) are as follows:


      1998              $55,464,000
      1999                  270,000
      2000                  304,000
      2001                  348,000
      2002                  362,000
Thereafter                      -
                        -----------

                        $56,748,000
                        ===========


7.Income Taxes:

For the fiscal years ended June 30, 1997, 1996 and 1995, the Company incurred net operating losses for federal income tax purposes, and accordingly, these financial statements do not include a provision for federal income taxes.

The components included in determining the provision for income taxes are shown below for the years ended June 30, 1997, 1996 and 1995:

                                             1997           1996           1995
                                             ----           ----           ----
Tax provision at federal income tax
     statutory rate ...............   $(2,429,000)   $(1,550,000)   $(1,678,000)

Increase (decrease) in taxes
     resulting from:
     Unrecognized tax benefit from
     net operating losses .........     2,373,000      1,489,000      1,633,000
     Other ........................        56,000         61,000         45,000
                                           ------         ------         ------

     Income tax provision             $      --      $      --      $      --
                                      ===========    ===========    ===========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of June 30, 1997 and 1996 were as follows:
                                                  1997           1996
                                                  ----           ----
Liabilities
-----------
Depreciation ...........................   $   960,000    $   542,000
                                           -----------    -----------


Assets
------
Allowances for bad debts ...............       820,000        745,000
Federal net operating loss carryforwards     5,836,000      3,119,000
                                             ---------      ---------

         Total deferred tax assets .....     6,656,000      3,864,000

Valuation allowance ....................    (5,696,000)    (3,322,000)
                                            ----------     ----------

         Net deferred taxes ............   $      --      $      --
                                           ===========    ===========

As of June 30, 1997, the Company had a federal net operating loss carryforward of approximately $17,165,000 which expires between 2009 and 2012.

8.Leases And Commitments:

The Company has entered into capital lease agreements whereby the Company leases various equipment under three-and five-year leases which expire at various dates through 2001.

Property and equipment includes the following property leased under capital leases as of June 30, 1997 and 1996:

                                    1997        1996
                                    ----        ----
Equipment ...................   $ 60,000    $ 43,000
Less accumulated depreciation     (9,000)     (3,000)
                                  ------      ------

                                $ 51,000    $ 40,000
                                ========    ========


The Company leases office space under a 10-year operating lease, which expires in 1998, from Charleston Heights Shopping Center ("CHSC"), a company related through common ownership, as more fully described in Note 9.

Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1997:

                                                 Capital Lease  Operating Leases
                                                 -------------  ----------------
1998                                                   15,000       $226,000
1999                                                   15,000           --
2000                                                   14,000           --
2001                                                    4,000           --
----                                                    -----          -----

       Total minimum lease payments ..........       $ 48,000       $226,000
                                                                    ========

Less amount representing interest ............         (7,000)
                                                        -----
       Present value of net minimum
        lease payments .......................         41,000

Less current portion .........................        (12,000)
                                                      -------

       Obligations under capital leases              $ 29,000
                                                     ========

Aggregate rental expense under operating leases for the years ended June 30, 1997, 1996 and 1995 was $222,000, $217,000 and $191,000, respectively.

The following balances due to or from related parties existed as of June 30, 1997 and 1996. The identified related parties are stockholders of the Company or affiliated companies related through common ownership.

                                  June 30, 1997
================================================================================
                                   Current     Noncurrent      Notes
                               Receivables    Receivables    Receivable
                               -----------    -----------   -----------
Former Stockholders of the
Company .....................  $    22,000    $   165,000          --
BGI .........................    2,584,000           --     $ 4,416,000
Sunset Coin .................      (63,000)          --            --
Becker Vending ..............      (15,000)          --            --
Becker Enterprises ..........        1,000           --            --
CQC .........................    1,213,000           --       1,200,000
BGG:
    Charlie's Lakeside ......        5,000           --            --
    Charlie's Bar ...........       16,000           --            --
    Cantina Charlie's .......       19,000           --            --
    Cariba Charlie's ........       26,000         45,000          --
    Charlie's Saloon ........       11,000           --            --
    Charlie's Down Under ....       59,000           --            --

                               -----------    -----------   -----------
Total .......................    3,878,000        210,000     5,616,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ........   (1,213,000)          --      (1,200,000)
                               -----------    -----------   -----------


                               $ 2,665,000    $   210,000   $ 4,416,000
                               ===========    ===========   ===========

                                   Management
                                    Fee and                  Subordinated
                                    Accounts      Notes        Notes
                                    Payable      Payable      Payable
                                    ----------   ----------   ----------
Former Stockholders of the
Company .........................   $     --     $     --     $5,000,000
BGI .............................    5,347,000         --           --
Sunset Coin .....................         --      3,150,000         --
Becker Vending ..................         --           --           --
Becker Enterprises ..............         --           --           --
CQC .............................         --           --           --
BGG:
    Charlie's Lakeside ..........         --           --           --
    Charlie's Bar ...............         --           --           --
    Cantina Charlie's ...........         --           --           --
    Cariba Charlie's ............         --           --           --
    Charlie's Saloon ............         --           --           --
    Charlie's Down Under ........         --           --           --

                                    ----------   ----------   ----------
Total ...........................    5,347,000    3,150,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ............         --           --           --

                                    ----------   ----------   ----------
                                    $5,347,000   $3,150,000   $5,000,000
                                    ==========   ==========   ==========

                                  June 30, 1996
================================================================================
                                     Current        Noncurrent       Notes
                                    Receivables     Receivables    Receivable
                                    -----------    -----------   -----------

Former Stockholders of the
Company ..........................  $    14,000    $   165,000   $      --
BGI ..............................    1,400,000        747,000     4,416,000
Sunset Coin ......................       47,000           --            --
Becker Vending ...................         --             --            --
Becker Enterprises ...............        1,000           --            --
CQC ..............................      993,000           --       1,200,000
BGG:
    Charlie's Lakeside ...........       (7,000)          --            --
    Charlie's Bar ................       10,000           --            --
    Cantina Charlie's ............       11,000           --            --
    Cariba Charlie's .............       13,000         75,000          --
    Charlie's Saloon .............        6,000           --            --
    Charlie's Down Under .........       44,000           --            --
                                    -----------    -----------   -----------
Total ............................    2,532,000        987,000     5,616,000
Less:  Allowance for doubful
        collection of amounts
        due from CQC .............     (993,000)          --      (1,200,000)
                                    -----------    -----------   -----------
                                    $ 1,539,000    $   987,000   $ 4,416,000
                                    ===========    ===========   ===========

                                     Management Fee             Subordinated
                                      and Accounts    Notes        Notes
                                         Payable     Payable      Payable
                                      ----------   ----------   ----------

Former Stockholders of the
Company ...........................   $    4,000   $     --     $5,000,000
BGI ...............................    4,682,000         --           --
Sunset Coin .......................         --     $2,250,000         --
Becker Vending ....................         --           --           --
Becker Enterprises ................         --           --           --
CQC ...............................         --           --           --
BGG:
    Charlie's Lakeside ............         --           --           --
    Charlie's Bar .................         --           --           --
    Cantina Charlie's .............         --           --           --
    Cariba Charlie's ..............         --           --           --
    Charlie's Saloon ..............         --           --           --
    Charlie's Down Under ..........         --           --           --

                                      ----------   ----------   ----------
Total .............................    4,686,000    2,250,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ..............         --           --           --
                                      ----------   ----------   ----------


                                      $4,686,000   $2,250,000   $5,000,000
                                      ==========   ==========   ==========


CHSC owns the land on which the Company's administrative offices are located and, prior to the Reorganization, CLC owned the land on which the Company's operations are located. Rent expense paid to CHSC and CLC and included in results of operations of the Company was $222,000, $217,000 and $191,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The rental fees include the cost of insurance, taxes and common area maintenance on the land.

Receivables from BGG, stockholders of the Company and BGI bear interest at 8.0%, 4.5% and 6.0%, respectively. Interest income from related parties was $265,000, $245,000 and $168,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

In anticipation of the January 1, 1994 termination of the Company's S corporation election, on December 24, 1993, the Company distributed $5,000,000 to its stockholders, representing previously taxed, undistributed income. This distribution was immediately loaned back to the Company by the stockholders in the form of subordinated notes payable, which bear interest at an annual rate of 10%, payable monthly, with the entire principal amount due on January 1, 2001.

During the years ended June 30, 1995 and 1997, the Company borrowed $2,250,000 and $900,000, respectively from SC for general working capital purposes. As described in Note 5 these obligations are due in 1998 with interest payable at 5.56% and 4.50%, respectively.

Interest expense incurred under related party notes was $651,000, $633,000 and $550,000 for the years ended June 30, 1997, 1996 and 1995, respectively. As of June 30, 1997 and 1996 accrued interest expense under related party notes was $397,000 and $169,000, respectively.

In May, 1995, CQC borrowed $1,200,000 from AC in order to have funds to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due May, 1996 with interest at the rate of 5.56%. Due to the current financial condition of CQC, management has determined that collectibility of the note, and of other advances of $301,000
(1995),   $692,000  (1996)  and  $220,000  (1997)  made  to  CQC,  is  doubtful.
Accordingly, provisions were made to fully reserve the advances and note payable and losses have been recorded in the accompanying financial statements as payments under guarantee obligations.

The Company has advanced to BGI an aggregate of approximately $6,364,000 to fund BGI's operating expenses from June 1994 through June 1997 of which $4,416,000 represented notes receivable that are interest bearing and have been classified as noncurrent based on management's expectation for the timing of repayments from BGI. At June 30, 1997, accrued interest receivable on the interest bearing portion of the advances to BGI totaled $636,000. The matters described in Note 2 raise substantial doubt about the ability of BGI's principal subsidiaries (and, thus BGI) to continue as a going concern. Accordingly, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from BGI will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the notes receivable at June 30, 1997.

At June 30, 1997, the Company owed BGI approximately $5,347,000 in accrued management fees. Under the terms of the indenture governing the AC Notes, these fees cannot be paid to BGI until a specified fixed charge coverage ratio is achieved.

Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995,
BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. These employees were originally employees of AC and were transferred to BGI in June 1994, when the Reorganization became effective. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of the BGI management fee to a net 1.0% of AC's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. Such reduced management fees continue to be in effect at June 30, 1997.

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

The Company recorded charges for contributions of $548,000, $495,000 and $395,000 for the years ended June 30, 1997, 1996 and 1995, respectively.


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

Management is unable to determine a fair value for the outstanding $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 of Arizona Charlie's, Inc. (the "AC Notes") or the outstanding $20,000,000 principal amount ($17,908,000 carrying amount at June 30, 1997) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"), which are guaranteed by AC. As of June 30, 1997 the effective interest rate of the AC
Notes  was 12%.  It is not  practicable  to  determine  the fair  value of these financial instruments due to the debt covenant violations and related uncertainties involved in negotiations with the holders of AC Notes and CQC Notes, as more fully discussed in Note 2.

--------------------------------------------------------------------------------


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunset Coin, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that Sunset Coin, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is obligated as a guarantor of certain of the indebtedness of Arizona Charlie's, Inc. ("AC"), a company affiliated through common ownership, and such indebtedness is in default of certain of its covenants and demand has been made for immediate payment of the debt. AC is currently negotiating a restructuring of this indebtedness and management's plans are described in Note 2. Should AC be unsuccessful in modifying this indebtedness, the Company may be required to then satisfy its guarantee obligation. The Company does not have sufficient resources available to satisfy such obligation. These matters raise substantial doubt about the ability of Sunset Coin, Inc. to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1997 financial statements of Sunset Coin, Inc. do not include any adjustment that might result from the outcome of this uncertainty.


/(s)/ Coopers & Lybrand L.L.P.
------------------------------
Coopers & Lybrand L.L.P.

Las Vegas, Nevada
August 22, 1997, except for Note 2,
as to which the date is
September 5, 1997
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                          As Of June 30, 1997 And 1996
                             (Dollars In Thousands)
================================================================================

                       ASSETS
                                                             1997          1996
                                                          -------       -------

Current assets:
  Cash .............................................      $   707       $ 1,122
  Current portion of notes receivable, net .........          222           117
  Notes receivable from related party ..............        3,150         2,250
  Advances to related parties ......................          312           111
  Other receivables ................................           27           105
  Interest receivable from related party ...........          313           169
  Prepaid expenses .................................           45            46
                                                          -------       -------
      Total current assets .........................        4,776         3,920
                                                          -------       -------
Property and equipment:

  Building and leasehold improvements ..............          174           174
  Furniture, fixtures and equipment ................        3,068         2,885
                                                          -------       -------

                                                            3,242         3,059
  Less, accumulated depreciation ...................       (1,604)       (1,370)
                                                          -------       -------
         Net property and equipment ................        1,638         1,689
                                                          -------       -------

Notes receivable, less current portion, net ........           18           194
Other assets, less accumulated amortization
  of $37 (1997) and $24 (1996) .....................           75            88
                                                          -------       -------

      Total other assets ...........................           93           282
                                                          -------       -------

      Total assets .................................      $ 6,507       $ 5,891
                                                          =======       =======


  LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                 1997       1996
                                                               ------     ------

Current liabilities:
  Trade accounts payable .................................     $   13     $   44
  Accrued expenses .......................................         39         55
  Accrued taxes payable to related party .................        779        553
  Current portion of long- term debt .....................        322        279
                                                               ------     ------
        Total current liabilities ........................      1,153        931
                                                               ------     ------

Long-term liabilities:
   Long-term debt, less current portion ..................        305        502
   Subordinated notes payable to
     prior stockholders ..................................      3,000      3,000
                                                               ------     ------

      Total liabilities ..................................      4,458      4,433
                                                               ------     ------

Commitments and contingencies


Stockholder's equity:
  Common stock, no par value, 2,500 shares
   authorized, 400 shares issued and outstanding .........         27         27
  Retained earnings ......................................      2,022      1,431
                                                               ------     ------

      Total stockholder's equity .........................      2,049      1,458
                                                               ------     ------

      Total liabilities and stockholder's
      equity .............................................     $6,507     $5,891
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

================================================================================
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                              STATEMENTS OF INCOME
                             (Dollars In Thousands)
================================================================================

                                                     Year Ended
                                                      June 30,
                                      ----------------------------------------
                                           1997          1996        1995
                                      -----------   -----------  -----------
Revenues:
  Slot route:
    From locations controlled by
      related parties .............       $2,424        $2,370       $2,331
    Other .........................          126           153          279

  Slot service fees:
    From related parties ..........           85            93           77
    Other .........................           32            33           55
                                      -----------   -----------   -----------
         Total revenues ...........        2,667         2,649        2,742

Operating expenses:
  Slot route and service ..........        1,350         1,311        1,112
  General and administrative ......           51            86          103
  Management fee -
    Becker Gaming, Inc. ...........          140           137          150
  Depreciation and amortization ...          288           298          249
                                      -----------   -----------   -----------
         Total operating
           expenses ...............        1,829         1,832        1,614
                                      -----------   -----------   -----------

         Operating income .........          838           817        1,128
                                      -----------   -----------   -----------

Other income (expense):
  Interest income .................          191           171          146
  Interest expense ................         (366)         (398)        (356)
  Rental and other income .........          153           102          101
  Net gain (loss)on sales of
    equipment .....................            1          (115)         (13)
                                      -----------   -----------   -----------
         Total other income
           (expense) ..............          (21)         (240)        (122)
                                      -----------   -----------   -----------
         Income before
           income taxes ...........          817           577        1,006

Provision for income taxes ........         (226)         (196)        (318)
                                      -----------   -----------   -----------
         Net income ...............         $591          $381         $688
                                      ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                        STATEMENT  OF  STOCKHOLDER'S  EQUITY For The Years Ended
                June 30, 1997, 1996 And 1995
                             (Dollars In Thousands)
================================================================================


                                                         Common
                                                          Stock
                                           -----------------------------------
                                                      Shares         Amount
                                                      ------         ------



Balances, June 30, 1994 ................                 400         $   27


  Net income ..........................                 --             --
                                                      ------         ------

Balances, June 30, 1995 ................                 400             27


  Net income ...........................                --             --
                                                      ------         ------

Balances, June 30, 1996 ................                 400             27
                                                      ------         ------

  Net income ..........................                 --             --
                                                      ------         ------

Balance, June 30, 1997 .................                 400         $   27
                                                      ======         ======



                                                            Retained
                                                            Earnings     Total
                                                             -------    -------


Balances, June 30, 1994 ..................................   $   362    $   389


  Net income ............................................        688        688
                                                             -------    -------

Balances, June 30, 1995 ..................................     1,050      1,077


  Net income .............................................       381        381
                                                             -------    -------

Balances, June 30, 1996 ..................................     1,431      1,458
                                                             -------    -------

  Net income ............................................        591        591
                                                             -------    -------

Balance, June 30, 1997 ...................................   $ 2,022    $ 2,049
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

================================================================================
                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
================================================================================

                                                         Year Ended June 30,
                                                  -----------------------------

                                                     1997       1996       1995
                                                  -------    -------    -------
Cash flows from operating activities:
  Net income ...................................  $   591    $   381    $   688
                                                  -------    -------    -------
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Provision for losses on notes receivable ...     --           44        44
    Depreciation and amortization ..............      288        298       249
    Net loss on sales of equipment .............       (1)       115        13

  (Increase) decrease in operating assets:
     Other receivables .........................       78         (3)       (5)
     Interest receivable from related party ....     (144)      (125)      (44)
     Prepaid expenses ..........................        1       --          (2)
     Other assets ..............................     --          (6)       (59)

  Increase (decrease)in operating liabilities:
     Accounts payable ..........................      (31)       (25)       (6)
     Accrued expenses ..........................      (16)       128       158
     Accrued taxes payable to related ..........      226        196       102
                                                  -------    -------    -------

        Total adjustments ......................      401        622       450
                                                  -------    -------    -------

        Net cash provided by operating
         activities ............................      992      1,003     1,138
                                                  -------    -------    -------
Cash flows from investing activities:
  Capital expenditures .........................      (63)      (208)   (1,142)
  Proceeds from sales of equipment .............       19         12        26
  Increase in related parties notes receivable .     (900)        --    (2,250)
  Increase (decrease) in advances to
   related parties .............................     (201)       (72)       96
  Issuance of notes receivable .................     --         --         (25)
  Repayments of notes receivable ...............       71         88       161
                                                  -------    -------    -------

        Net cash provided by (used in)
         investing activities ..................   (1,074)      (180)   (3,134)
                                                  -------    -------    -------
Cash flows from financing activities:
  Proceeds from notes payable ..................     --          109       738
  Principal payments on notes payable ..........     (333)      (316)     (176)
                                                   -------    -------   -------
        Net cash used (provided)
         in financing activities ...............     (333)      (207)      562
                                                  -------    -------    -------
        Net increase in cash ...................     (415)       616    (1,434)

Cash, beginning of year ........................    1,122        506     1,940
                                                  -------    -------    -------
Cash, end of year ..............................  $   707    $ 1,122    $  506
                                                  =======    =======    =======

Supplemental cash flow disclosures:

 Interest paid .................................  $   395    $   395    $  352
                                                  =======    =======    =======
 Assets acquired through issuance of
   long-term debt ..............................  $   180    $    69    $  --
                                                  =======    =======    =======

 Income taxes paid .............................  $  --      $  --      $   102
                                                  =======    =======    =======

 Assets acquired by forgiveness of
  accounts receivable ..........................  $  --      $    49    $  --
                                                  =======    =======    =======


The accompanying notes are an integral part of these financial statements.

================================================================================


                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS




1.Summary Of Significant Accounting Policies:

Nature Of Operations
--------------------

Sunset Coin, Inc. ("SC" or the "Company") operates a slot route in Las Vegas, Nevada. The Company owns slot machines which it places in licensed locations. In addition, the Company provides slot machine maintenance services to other owners of slot machines pursuant to service agreements. At June 30, 1997, the Company had route and service agreements with 32 slot locations which have between 4 and 35 slot machines each.

Effective June 1, 1994, the stockholders of SC exchanged all of their stock in the Company for stock of Becker Gaming, Inc. ("BGI") (the "Reorganization"), and SC became a wholly owned subsidiary of BGI. BGI has no independent business activities other than providing management and administrative services to, and exploring and developing business opportunities for, its subsidiaries, and serves as a holding company for SC and the following entities:

     * Arizona Charlie's, Inc. ("AC"), a Nevada corporation which operates a Las Vegas hotel and casino.

     * Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation formed to develop a riverboat casino in Jefferson City, Missouri (the "Capitol Queen").

     * Becker Gaming Group ("BGG"), a Nevada corporation which (together with its wholly owned subsidiary, Innerout, Inc.) owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

Effective June 1, 1994, the Company pays a management fee to BGI in connection with executive and administrative services equal to 5% of the Company's gross operating revenues.


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

The Company's participation agreements and slot service agreements range between 1 and 9 years in length and expire, subject to renewal, at various dates through 2003. At June 30, 1997, 221 (approximately 85%) of the machines operated or serviced by the Company were installed at unaffiliated locations controlled by the stockholders of BGI (as lessor), through restrictive lease provisions.

Property And Equipment, And Depreciation
----------------------------------------

Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed by either the straight-line or declining balance method over estimated useful lives of 5 to 10 years for furniture, fixtures and equipment or, for buildings and leasehold improvements, the lesser of the useful life or the lease term which range from 5 to 40 years.

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

In connection with the Reorganization, beginning June 1, 1994, the Company is included in the consolidated federal income tax returns filed by BGI. SC's tax allocation is based on the amount of tax it would incur if it filed a separate return.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to the matters described in Notes 2 and 3.

Reclassifications
-----------------

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.


2. Guarantee Obligation, Management's Plans, and Going Concern:

SC has guaranteed the payment of interest and $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 issued by AC (the "AC Notes"). AC is in default of certain covenants under the AC Notes as of June 30, 1997, and on September 5, 1997 AC received a notice of acceleration from the trustee and collateral agent for the AC Notes, and all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon. In addition, AC has guaranteed the payment of interest and principal of notes payable issued by CQC, (the amount and extent of which guaranty is in dispute) of which $20,000,000 principal amount are outstanding at June 30, 1997. CQC is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. A proposed restructuring plan therefore contemplates, amongst other terms and conditions, (i) liquidation of CQC's remaining assets for the benefit of the CQC bondholders, (ii) a limited cash payment by AC as full and complete satisfaction of AC's guarantee of the CQC Notes, and (iii) AC's issuance of a reduced amount of new notes as full and complete satisfaction of the existing AC Notes. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the holders of the AC Notes and CQC Notes regarding the proposed restructuring plan.

Should AC be unable to complete its restructuring plan, it will not have the financial resources to repay the AC Notes and honor its guarantee obligation under the CQC Notes. The Company would thus likely be required to honor its guarantee obligation of the AC Notes, and the Company does not have sufficient resources to satisfy such obligation. Accordingly, these matters raise substantial doubt about the ability of SC to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1997 financial statements of SC do not include any adjustment that might result from the outcome of this uncertainty.


3. Related-Party Transactions:

In anticipation of the January 1, 1994 termination of the Company's S corporation election, on December 24, 1993, the Company distributed $3,000,000 to its stockholders, representing previously taxed, undistributed income. This distribution was immediately loaned back to the Company by the stockholders in the form of subordinated notes payable, which bear interest at an annual rate of 10%, payable monthly, with the entire principal amount due on January 1, 2001. Interest expense incurred by SC under the notes payable to prior shareholders was $300,000, $300,000 and $300,000 for the years ended June 30, 1997, 1996 and
1995, respectively.

The payment of the SC stockholder notes is subordinated to any payments required to be made by SC under its guarantee of the AC Notes.

The Company is involved in numerous other transactions with companies related through common ownership. Such related-party transactions are summarized as follows:

Arizona Charlie's, Inc.
-----------------------
                                                                        June 30,
                                                           1997             1996
                                                          ----             ----
Uncollateralized notes receivable from AC
    (interest at 5.56% and 4.50%)due May 1998
    and Janaury, 1998 respectively ...........     $ 3,150,000      $ 2,250,000
                                                   ===========      ===========
Interest receivable from AC ..................         313,000          169,000
                                                       =======          =======
Payables to  AC ..............................            -             (46,000)
                                                       =======          =======
Receivables from AC ..........................          67,000             -
                                                       =======          =======


The uncollateralized notes receivable from AC result from advances made by the Company to AC for general working capital purposes. Due to the present financial condition of AC, as described in Note 2, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from AC will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the notes receivable at June 30, 1997. Interest earned by SC on the notes receivable from AC was $144,000, $125,000 and $44,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The interest receivable from AC and payables to AC are included in other receivables and advances to related parties, respectively.


Becker Gaming Group
-------------------
                                                                        June 30,
                                                           1997             1996
                                                           ----             ----
Advances to BGG ...............................       $ 235,000        $ 149,000
                                                      =========        =========


The Company has executed slot service agreements with each of the BGG restaurant/bar locations under which SC provides slot machine maintenance and other services for a fixed fee. Fees paid by BGG to SC under the agreements are included in slot service fee revenue in the accompanying financial statements and totaled approximately $85,000, $93,000 and $77,000 in 1997, 1996 and 1995,
respectively.

During 1991, SC purchased the assets of a restaurant/bar facility for approximately $525,000 for use by BGG. The Company entered into an agreement to lease (as lessor) the facility (d.b.a. Charlie's Saloon) to BGG under an agreement which was terminated when the facility was closed due to loss of a third-party lease on April 21, 1996. In connection with the closing of the facility, certain leasehold improvements and equipment were abandoned, and the Company recognized a loss of $101,000 in 1996 representing the net book value of the related assets. The liquor license with net book value of $60,000 is the only remaining asset from the closed facility and will be transferred to a new BGG location which is anticipated to open in late 1997.

Total lease payments for the years ended June 30, 1997, 1996 and 1995 included as rental income in the accompanying financial statements amounted to $-0-, $64,000 and $89,000, respectively. The total cost of depreciation expense related to the Charlie's Saloon facility included in the accompanying financial statements of Sunset Coin totaled $-0-, $17,000 and $22,000 in 1997, 1996 and 1995, respectively.

In 1995, SC purchased and leased personal property to be used by BGG in one of its bar operations (d.b.a. Charlie's Bar Down Under). The purchase was financed with long-term debt, as more fully described in Note 5. The net investment in the assets leased to Charlie's Down Under as of June 30, 1997 and 1996 is listed below:

                                                           1997            1996
                                                           ----            ----
Building and improvements .....................       $ 174,000       $ 174,000
Furniture, fixtures and equipment .............         550,000         550,000
                                                        -------         -------
                                                        724,000         724,000
Less, accumulated depreciation ................        (138,000)        (76,000)
                                                       --------        --------

                                                      $ 586,000       $ 648,000
                                                      =========       =========


On April 1, 1995, Charlie's Bar Down Under (the Lessee) entered into a 10 year lease agreement with SC for the above property at an annual lease cost of $95,000. BGG did not make any rental payments under the lease from the time
Charlie's Down Under opened through March 31, 1996, and the rentals were forgiven, without recourse, by the Company. Due to the related-party nature of the above transaction, SC recognized no income (as lessor) or loss through March 31, 1996 in the accompanying financial statements for this agreement. Total lease payments for the years ended June 30, 1997 and 1996 included as rental income in the accompanying financial statements amounted to $95,000 and $24,000 respectively.

The terms of the Charlie's Down Under lease require BGG to pay all taxes, normal maintenance and insurance on the facility. The total cost of depreciation expense related to the Charlie's Bar Down Under facility included in the accompanying financial statements of SC totaled $61,000, $61,000 and $15,000 for the years ended June 30, 1997, 1996 and 1995 respectively.

Becker Gaming, Inc.
-------------------
                                                                        June 30,
                                                         1997               1996
                                                        ----               ----
Advances to BGI ...........................           $7,000             $8,000
                                                      ======             ======
Tax provisions payable to BGI (Note 6) ....         $779,000           $553,000
                                                    ========           ========



SC pays management fees to BGI at 5% of the gross gaming revenues, effective with the Reorganization on June 1, 1994. Total management fees included in the accompanying financial statements were $140,000, $137,000 and $150,000 in 1997, 1996 and 1995, respectively.


4. Notes Receivable:

Notes receivable consist of loans to various proprietors who have entered into slot route agreements with the Company. Such advances are primarily used to finance long-term facility improvements to the slot locations and are as follows at June 30, 1997 and 1996:
                                                           1997           1996
                                                           ----           ----
Prime plus 2.5% note receivable,
due in weekly payments of $675
including interest through August
1998, collateralized by assets of
the related slot location ...................         $  47,000      $  75,000

10% note receivable,  due in weekly payments
of $650 including  interest through
January 2003,
paid-in full in July, 1997 ..................           157,000        175,000

Other collateralized and  uncollateralized
notes with varying interest rates up
to prime plus 2.5%, due at various
dates through December 2003 .................            36,000        149,000
                                                        -------        -------

                                                        240,000        399,000
     Allowance for doubtful accounts ........              -           (88,000)
                                                        -------        -------

                                                        240,000        311,000
          Less, current maturities ..........          (222,000)      (117,000)
                                                       --------       --------

                                                      $  18,000      $ 194,000
                                                      =========      =========


5. Long-Term Debt:

Long-term debt consists of the following at June 30, 1997 and 1996:

                                                           1997         1996
                                                           ----         ----
Prime plus 1.5%,  $1.5 million  revolving
line of credit  available  through June 1994,  (line  expired and not  renewed);
amounts  outstanding under the line of credit at June 30, 1995 were converted to a term note payable with interest and  principal due monthly  through June 1998, collateralized by substantially all of the assets of SC and personal  guarantees of the stockholders of Becker
Gaming, Inc. ......................................   $  33,000    $ 113,000

Prime plus 1.5%,  term note payable  with  interest  and  principal  due monthly through  January 1, 2001,  collateralized  by security  agreement dated July 15,
1994 and a right to lien without notice on all property and deposit  accounts of
SC Borrowings made under a non-revolving line
of credit agreement (see below) ...................     115,000      162,000

Prime plus 2.0%,  term note payable  with  interest  and  principal  due monthly through April 23, 2000,  collateralized  by a security  agreement dated July 15,
1994 and a right to lien without notice on all property and eposits  accounts of
SC. Borrowings made under a non-revolving
line of credit agreement (see below) ..............     192,000      262,000

Prime plus 2.0%,  term note payable  with  interest  and  principal  due monthly through April 23, 2000,  collateralized  by a security  agreement dated July 15,
1994 and a right to lien without notice on all property and deposit  accounts of
SC. Borrowings made under a non-revolving line of credit
agreement (see below) .............................      88,000      119,000

Prime plus 1.5%,  term note payable  with  interest
and  principal  due monthly through April 10, 2001,
collateralized  by security  agreement dated
October 2, 1995 and a right to lien without notice
on all property and deposit  accounts of SC.
Borrowings made under a non-revolving line of credit
agreement (see below) .............................      73,000      102,000

Other  notes  payable due in monthly  installments
including  interest  through April, 1998
collateralized by slot machine equipment of the
Company and BGG ...................................     126,000       23,000
                                                         ------       ------

                                                        627,000      781,000
       Less, current portion ......................    (322,000)    (279,000)
                                                       --------     --------

                                                      $ 305,000    $ 502,000
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

The $1.2 million non-revolving line of credit includes an acceleration clause which would cause the full amount of the obligation to become due on demand if a material adverse change occurs in the SC's financial condition, business operations, ownership or management.


Maturities of long-term debt at June 30, 1997 are as follows:

                    1998                          $322,000
                    1999                           180,000
                    2000                           120,000
                    2001                             5,000
                    ----                             -----

                                                  $627,000
                                                  ========

6. Income Taxes:

The components of the income tax provision are summarized for June 30, 1997, 1996 and 1995 as follows:

                                           1997       1996       1995
                                           ----       ----       ----

Current:
   Federal .........................   $226,000   $196,000   $318,000
Deferred:
   Federal .........................       --         --         --
                                       --------   --------   --------

          Total income tax provision   $226,000   $196,000   $318,000
                                       ========   ========   ========


The components included in determining the provision for income taxes are shown below:

                                       1997         1996         1995
                                    ---------    ---------    ---------
Tax provision at federal
  income tax statutory rate .....   $ 285,000    $ 202,000    $ 342,000

Other ...........................     (59,000)      (6,000)     (24,000)
                                    ---------    ---------    ---------

        Income tax provision
         per statements of income   $ 226,000    $ 196,000    $ 318,000
                                    =========    =========    =========



Differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes were nominal. Accordingly, deferred taxes have not been recognized.


7. Leases and Commitments:

Future minimum operating lease commitments at June 30, 1997, are as follows:

                           1998                   $35,200
                           1999                    33,200
                           2000                    11,200
                           2001                     9,700
                           2002                     5,200
                                                   ------

                                                 $ 94,500
                                                 ========

Aggregate rent expense was $46,000,  $40,000 and $38,000 in 1997, 1996 and 1995,
respectively.


8. Contingencies:

The Company is subject to various litigation and claims which arise in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the disposition of all such pending litigation and claims will not have a material effect on the Company's results of operations, cash flows, or financial position.

9.   Employee Benefit Plans:

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

The Company recorded charges for contributions of $21,000, $19,000 and $15,000 for the years ended June 30, 1997, 1996 and 1995, respectively.


10.Fair Value of Financial Instruments:

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


--------------------------------------------------------------------------------

                                                                     SCHEDULE II

                             ARIZONA CHARLIE'S, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                For The Years Ended June 30, 1997, 1996 And 1995

                                                                       Additions
                                                          ----------------------
                                             Balance at  Charged to   Charged to
                                             Beginning   Costs and    Other
               Description                   of Year     Expenses     Accounts
               -----------                   -------     --------     --------

Allowance for doubtful accounts:

  Year ended June 30, 1997 ..............  $2,193,000   $  220,000   $     --
                                            ==========   ==========   ==========
  Year ended June 30, 1996 ..............  $1,592,000   $  601,000   $     --
                                            ==========   ==========   ==========

  Year ended June 30, 1995 ..............  $     --     $1,592,000   $     --
                                            ==========   ==========   ==========

                                                            Balance at
                                                            End of
               Description                     Deductions   Year
               -----------                     ----------   ----
Allowance for doubtful accounts:

  Year ended June 30, 1997 .............       $     --     $2,413,000
                                               ==========   ==========

  Year ended June 30, 1996 .............       $     --     $2,193,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $1,592,000
                                               ==========   ==========

Deferred Tax Asset Valuation Allowance:
  Year ended June 30, 1997 ..............  $3,322,000   $     --     $2,374,000
                                            ==========   ==========   ==========

  Year ended June 30, 1996 ..............  $1,840,000   $     --     $1,482,000
                                            ==========   ==========   ==========

  Year ended June 30, 1995 ..............  $  213,000   $     --     $1,627,000
                                            ==========   ==========   ==========

Deferred Tax Asset Valuation Allowance:
  Year ended June 30, 1997 .............       $     --     $5,696,000
                                               ==========   ==========

  Year ended June 30, 1996 .............       $     --     $3,322,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $1,840,000
                                               ==========   ==========

--------------------------------------------------------------------------------

                                                                     SCHEDULE II

                                SUNSET COIN, INC.

              VALUATION AND QUALIFYING ACCOUNTS For The Years Ended
                          June 30, 1997, 1996 And 1995



                                                             Additions
                                                      ------------------------
                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
--------------------------------------  -----------   -----------   -----------

Allowance for doubtful accounts
 Year ended June 30, 1997 ............  $    88,000   $      --     $      --
                                        ===========   ===========   ===========

 Year ended June 30, 1996 ............  $    44,000   $    44,000   $      --
                                        ===========   ===========   ===========

 Year ended June 30, 1995 ............  $      --     $    44,000   $      --
                                        ===========   ===========   ===========

                                                     Balance at
                                                      End of
                 Description            Deductions    Year
--------------------------------------  -----------   --------
Allowance for doubtful accounts

 Year ended June 30, 1997 ............  $    88,000   $   --
                                        ===========   ========

 Year ended June 30, 1996 ............  $      --     $ 88,000
                                        ===========   ========

 Year ended June 30, 1995 ............  $      --     $ 44,000
                                        ===========   ========

--------------------------------------------------------------------------------
                          EXHIBIT


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