Form 10-Q
period 1997-09-30
ARIZONA CHARLIES INC
filed 1997-11-19
CIK 919565

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -----------------------



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 1997

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

                                             Outstanding at
Class of common stock                        October 31, 1997
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

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                    FORM 10-Q
                                      INDEX



PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


ARIZONA CHARLIE'S, INC.
Balance Sheets as of September 30, 1997 and June 30, 1997................
     Statements of Operation and Retained Earnings (Deficit)
     for the Three-Month Periods Ended September 30, 1997 and 1996.......
Statements of Cash Flows for the Three-month Periods Ended
     September 30, 1997 and 1996.........................................
Notes to Financial Statements............................................


SUNSET COIN, INC.
Balance Sheets as of September 30, 1997 and June 30, 1997................
Statements of Income and Retained Earnings for the Three-Month
     Periods Ended September 30, 1997 and 1996...........................
Statements of Cash Flows for the Three-month Periods Ended
     September 30,1997 and 1996..........................................
Notes to Financial Statements............................................


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Arizona Charlie's, Inc...................................................
Sunset Coin, Inc.........................................................

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.............................................
Item 6.    Exhibits and Reports on Form 8-K..............................


SIGNATURE................................................................
================================================================================

                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                             (Dollars In Thousands)



                                     ASSETS


                                               September 30,  June 30,
                                                     1997        1997
                                                 --------    --------
                                                 (unaudited)
Current assets:

   Cash and cash equivalents .................   $  6,089    $  5,481
   Restricted cash, in escrow account ........         10          10
   Trade and other accounts receivable .......        243         240
   Receivable from related  parties ..........      2,862       2,665
   Inventories ...............................        520         529
   Prepaid expenses ..........................        799         985
                                                 --------    --------
     Total current assets ....................     10,523       9,910
                                                 --------    --------

Property and equipment:

   Building and improvements .................     37,490      37,490
   Furniture and equipment ...................     24,974      23,916
   Land improvements .........................      1,629       1,629
                                                 --------    --------
                                                   64,093      63,035
   Less, accumulated  depreciation ...........    (19,041)    (18,303)
                                                 --------    --------
                                                   45,052      44,732
   Land ......................................        208         208
                                                 --------    --------
       Net property and equipment ............     45,260      44,940
                                                 --------    --------

Other assets:

   Receivable from related party, noncurrent..        210         210
   Deposits and other ........................        542         544
   Note receivable from related party.........      4,416       4,416
   Financing costs, less accumulated
   amortization of $2,063 at September 30,
   1997 and $1,923 June 30, 1997 .............      1,797       1,937
                                                 --------    --------
       Total other  assets ...................      6,965       7,107
                                                 --------    --------
       Total assets ..........................   $ 62,748    $ 61,957
                                                 ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                September,   June 30,
                                                     1997        1997
                                                 --------    --------
                                               (unaudited)


Current liabilities:
   Trade accounts payable ....................   $  1,282    $  1,047
   Accrued expenses ..........................      2,952       2,642
   Accrued interest ..........................      6,503       4,522
   Management fees due Becker Gaming, Inc. ...      5,505       5,347
   Notes payable, current portion.............         43         106
   Notes payable to related party ............      3,150       3,150
   Current portion of obligations
     under capital leases ....................         24          12
   Current portion of long-term ..............        935         464
   Long-term debt classified as current due
     to default under covenants ..............     55,000      55,000
                                                 --------    --------
           Total current liabilities .........     75,394      72,290

Long-term debt, less current portion .........      1,441       1,284
Subordinated notes payable to prior
  stockholders ...............................      5,000       5,000
Obligations under capital leases,
  less current portion .......................         80          29
                                                 --------    --------
           Total liabilities .................     81,915      78,603
                                                 --------    --------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value,
   2,500 shares authorized, 1,000
   shares issued and outstanding .............        469         469

  Retained earnings (deficit) ................    (19,636)    (17,115)
                                                 --------    --------

           Total stockholders' equity
           (deficit) .........................    (19,167)    (16,646)
                                                 --------    --------

           Total liabilities  and
           stockholders' equity (deficit) ....   $ 62,748    $ 61,957
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                Three Months Ended September 30,
                                                           1997            1996
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 11,574        $ 12,229
  Food and beverage ............................          3,129           3,501
  Hotel ........................................            647             761
  Gift shop ....................................            160             131
  Other ........................................            247             258
                                                       --------        --------
      Gross revenues ...........................         15,757          16,880
Less, promotional allowances ...................         (1,584)         (2,195)
                                                       --------        --------
      Net revenues .............................         14,173          14,685
                                                       --------        --------

Operating expenses:
  Gaming .......................................          3,914           4,488
  Food and beverage ............................          3,288           3,166
  Hotel ........................................            337             406
  Gift shop ....................................            138             124
  Advertising and promotion ....................          1,017           1,287
  Provision for losses on related party
     receivables ...............................             79              73
  General and administrative ...................          4,837           4,590
  Management fee - Becker Gaming, Inc. .........            158             169
  Rent expense paid to related party ...........             57              55
  Depreciation and amortization ................            911             858
                                                       --------        --------
      Total operating expenses .................         14,736          15,216
                                                       --------        --------
      Operating income (loss)...................           (563)           (531)
                                                       --------        --------

Other income (expenses):
  Interest income ..............................             68              68
  Interest expense .............................         (2,031)         (1,811)
  Gain (loss) on sale of assets .................            (5)             --
  Other, net ...................................             10              30
                                                       --------        --------
      Total other expenses .....................         (1,958)         (1,713)
                                                       --------        --------
      Income (loss) before taxes ...............         (2,521)         (2,244)
                                                       --------        --------
      Provision for income taxes ...............             --              --
                                                       --------        --------
      Net (loss) income .........................      ($ 2,521)       ($ 2,244)

Retained earnings (deficit),
  beginning of period ..........................        (17,115)         (9,970)
                                                       --------        --------

Retained earnings (deficit),
   end of period ...............................       ($19,636)       ($12,214)
                                                       ========        ========

The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                Three Months Ended September 30,
                                                               1997        1996
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss) ..................................   ($ 2,521)   ($ 2,244)

    Adjustments to reconcile net income
     (loss) to net cash provided by operating
     activities:
    Provision for losses on related party receivables ..         79          73
    Depreciation and amortization ......................        911         858

(Increase) decrease in operating assets:
    Trade and related party receivables ................       (200)        169
    Inventories ........................................          9          (6)
    Prepaid expenses ...................................        186         168
    Deposits and other .................................          2         (12)

Increase (decrease) in operating liabilities:
    Accounts payable ...................................        235         (87)
    Management fees due to Becker Gaming, Inc. .........        158         169
    Accrued interest and other expenses ................      2,291       2,326
                                                           --------    --------
       Total adjustments ...............................      3,671       3,658
                                                           --------    --------
        Net cash provided by operating activities ......      1,150       1,414
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures ...............................       (386)       (104)
    Increase in related party notes receivables ........         --        (406)
    Proceeds from assets sales .........................         13          --
                                                           --------    --------
       Net cash provided by
          investing activities .........................       (373)       (510)
                                                           --------    --------

Cash flows from financing activities:
    Principal payments on notes payable ................       (154)        (65)
    Payments under capital lease obligations ...........        (15)         (4)
                                                           --------    --------
       Net cash provided by
          financing activities .........................       (169)        (69)
                                                           --------    --------
       Net increase in cash and cash equivalents .......        608         835
Cash and cash equivalents, beginning of the period .....      5,481       4,591
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  6,089    $  5,426
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid ......................................   $     67    $    129
                                                           ========    ========
    Assets acquired through issuance of long-term debt
     and captal leases .................................   $    797    $     -
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

                              ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                        -------------




1)   Basis of Presentation:

Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.


2)   Arizona Charlie's, Inc. Bankruptcy Filing

On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Court in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of certain debt, which is more fully described in Note 3.


3) Missouri Gaming License, Default Under Indebtedness, Management's Plans, and Going Concern:

Capitol Queen and Casino, Inc. ("CQC") was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

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

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997 and November 15, 1997 and AC (which has guaranteed the CQC Notes as more fully described below) did not have available funds to advance on behalf of CQC.

Concurrent with the issuance of the CQC Notes, AC completed a private placement debt financing of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). The AC Notes require annual interest payments of $6,600,000, payable in equal installments semi-annually on May 15 and November 15. AC was not able to make its scheduled interest payment of $3,300,000 on May 15, 1997 and November 15, 1997 and Sunset Coin, Inc. ("SC"), another wholly owned subsidiary of BGI (which has guaranteed the AC Notes as more fully described below) did not have available funds to advance on behalf of AC. AC is also in default of certain covenants under the AC Notes. AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as result of the above-described circumstances. AC does not have sufficient financial resources (including a guarantee of the AC Notes by SC, as more fully described below) to repay the AC Notes on a current basis and satisfy its guarantee obligation (as more fully described below) with respect to the CQC Notes.

The CQC Notes are guaranteed by AC (which guarantee is subject to release only upon licensing of the Capitol Queen, which is not expected). The AC Notes are guaranteed by SC (which guarantee is subject to release upon the attainment of a fixed-coverage ratio by AC of 2.25 to 1, which has not been satisfied). The amount and extent of AC's guaranty of the CQC Notes is in dispute. Legal counsel has advised management that, under the terms of CQC indenture regarding fraudulent conveyance, the guarantee liability of AC is not expected to be material.

On July 3, 1997 CQC received a notice of acceleration (the "Notice") from the trustee and collateral agent for the CQC Notes. Pursuant to section 6.02 of the indenture governing the CQC Notes, due to certain violations of the indenture (as more fully described above), all of the outstanding CQC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

On September 5, 1997, AC received a notice of acceleration from the trustee and collateral agent for the AC Notes. Pursuant to section 6.02 of the indenture governing the AC Notes, due to certain violations of the indenture, all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

As of September 30, 1997, AC was in default of certain debt covenants under the Indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture; (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture (which advances remain outstanding at September 30, 1997); (iii) beginning in the fourth quarter of fiscal 1997, exceeding the amount of new indebtedness allowed for under the Indenture; (iv) beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth Ratio of 1.5 to 1.0, as defined in the Indenture; and (v) AC did not make its required semi-annual interest payments of $3,300,000 on May 15, 1997 and November 15, 1997. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement defined in the Indenture. Under the terms of the Indenture, AC was technically required to offer to buy back $38,500,000 of the outstanding AC Notes at September 30, 1997 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. As a result of these defaults under covenants and demand for payment made by the Trustee, the AC Notes have been classified as currently payable in the accompanying financial statements.

CQC continues to market its riverboat assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1997 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.


4)     Related-Party Transactions:

AC has advanced to BGI an aggregate of approximately $6,478,000 to fund BGI's operating expenses from June 1994 through September 1997 of which $4,416,000 represented notes receivable that are interest bearing and have been classified as noncurrent based on management's expectation for the timing of repayments from BGI. At September 30, 1997, accrued interest receivable on the interest bearing portion of the advances to BGI totaled $698,000. The matters described in Notes 2 and 3 raise substantial doubt about the ability of BGI's principal subsidiaries (and, thus BGI) to continue as a going concern. Accordingly, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from BGI will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the notes receivable at September 30, 1997.


================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                        September 30,   June 30,
                                                                1997      1997
                                                             -------    -------
                                                         (Unaudited)
Current assets:
  Cash ...................................................   $   944    $   707
  Current portion of notes receivable ....................        47        222
  Note receivable from related party .....................     3,150      3,150
  Advances to related party ..............................       369        312
  Other receivables ......................................        30         27
  Interest receivable from related party .................       354        313
  Prepaid expenses .......................................        40         45
                                                             -------    -------
      Total current assets ...............................     4,934      4,776
                                                             -------    -------


Property and equipment:
  Building and leasehold improvements ....................       174        174
  Furniture, fixtures and equipment ......................     3,042      3,068
                                                             -------    -------
                                                               3,216      3,242
  Less, accumulated depreciation .........................    (1,588)    (1,604)
                                                             -------    -------
      Net property and equipment .........................     1,628      1,638
                                                             -------    -------

Other assets:
  Notes receivable, less current
    portion ..............................................        11         18

  Advances to related parties ............................       236        111

  Other assets, less accumulated
    amortization of $41 at September 30, 1997,
    and $37 at June 30, 1997 .............................        71         75
                                                             -------    -------

      Total other assets .................................        82         93
                                                             -------    -------
      Total assets .......................................   $ 6,644    $ 6,507
                                                             =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        September 30,  June 30,
                                                               1997     1997
                                                             ------   ------
                                                        (Unaudited)
Current liabilities:
  Trade accounts payable .................................   $   11   $   13
  Accrued expenses .......................................       65       39
  Accrued taxes payable to related party .................      818      779
  Current portion of long-term debt ......................      340      322
                                                             ------   ------
       Total current liabilities .........................    1,234    1,153


Long-term liabilities:
   Long-term debt, less current portion ..................      262      305
   Subordinated notes payable to former stockholders .....    3,000    3,000
                                                             ------   ------
      Total liabilities ..................................    4,496    4,458
                                                             ------   ------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value, 2,500 shares authorized,
  400 shares issued and outstanding ......................       27       27
Retained earnings ........................................    2,121    2,022
                                                             ------   ------
      Total stockholders' equity .........................    2,148    2,049
                                                             ------   ------

      Total liabilities and stockholders'
      equity .............................................   $6,644   $6,507
                                                             ======   ======

The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands)



                                         Three Months Ended September 30,
                                              1997               1996
                                           -------            -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $   599          $   567
       Other ...........................        34               35

    Slot service fees:
       From related parties ............        21               21
       Other ...........................         8                8
                                           -------          -------
         Total revenues ................       662              631

Operating expenses:
    Slot route and service .............       364              347
    General and administrative .........        29               23
    Management fee - Becker Gaming, Inc.        34               33
    Depreciation and amortization ......        78               71
                                           -------          -------
       Total operating expenses ........       505              474
                                           -------          -------
Operating income .......................       157              157
                                           -------          -------
Other income (expense):
    Interest income ....................        47               47
    Interest expense ...................       (90)             (91)
    Other income .......................        24               24
                                           -------          -------
       Total other income (expense) ....       (19)             (20)
                                           -------          -------
Net income before income tax ...........       138              137
Provision for income taxes..............       (39              (39)
                                           -------          -------
Net income .............................        99               98
Retained earnings,
beginning of period ....................     2,022            1,431
                                           -------          -------
Retained earnings, end of
period .................................   $ 2,121          $ 1,529
                                           =======          =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                        Three Months Ended September 30,
                                             1997              1996
                                          -------           -------
Cash flows from operating activities:
    Net income ........................   $     99         $    98

    Adjustments  to  reconcile  net
     income to net cash  provided  by
     operating activities:
     Depreciation and amortization ....         78               71

(Increase) decrease in operating assets:
    Other receivables .................        (44)              24
    Prepaid expenses ..................          5                7

Increase (decrease) in operating liabilities:
     Accounts payable .................         (2)             (32)
     Accrued expenses .................         65               29
                                           -------          -------
         Total adjustments ............        102               99
                                           -------          -------
         Net cash provided by
          operating activities ........        201              197
                                           -------          -------
Cash flows from investing activities:
   Capital expenditures ...............         (9)             (70)
   Proceeds from sales of equipment ...         31               --
   Decrease (increase) in related
     party notes receivable ...........        (60)              --
   Decrease (increase) in advances
     to related parties ...............         --              (29)
   Repayments of notes receivable .....        182               24
                                           -------          -------
        Net cash used in
          investing activities ........        144              (75)
                                           -------          -------
Cash flows from financing activities:
   Proceeds from notes payable .......          --               44
   Principal payments on notes payable        (108)             (81)
                                           -------          -------
        Net cash (provided by) used in
          financing activities ........       (108)             (37)
                                           -------          -------

        Net increase in cash ..........        237               85

Cash, beginning of period .............        707            1,122
                                           -------          -------
Cash, end of period ...................    $   944          $ 1,207
                                           =======          =======

Supplemental cash flow disclosures:
    Interest paid .....................    $    90          $    91
                                           =======          =======
    Assets acquired through issuance of
     long-term debt ...................    $    84          $    --
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

================================================================================

                                SUNSET COIN, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

1)   Basis of Presentation:

Sunset Coin, Inc. ("SC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

2) Guarantee Obligation, Management's Plans, and Going Concern:

SC has guaranteed the payment of interest and $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 issued by AC (the "AC Notes"). Arizona Charlie's, Inc. ("AC") was in default of certain covenants under the AC Notes as of September 30, 1997. On September 5, 1997 AC received a notice of acceleration from the trustee and collateral agent for the AC Notes, and all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon. In addition, AC has guaranteed the payment of interest and principal of notes payable issued by CQC (the "CQC Notes"), (the amount and extent of which guaranty is in dispute) of which $20,000,000 principal amount are outstanding at September 30, 1997. Capitol Queen and Casino, Inc. ("CQC") is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of SC to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1997 financial statements of SC do not include any adjustment that might result from the outcome of this uncertainty.

On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Court in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of the AC Notes and the CQC Notes.


3) Related-Party Transactions:

Note receivable from related party consists of uncollateralized advances made by the Company to AC for general working capital purposes. Due to the present financial condition of AC, as described in Note 2, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from AC will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the note receivable at September 30, 1997. Interest earned by SC on the note receivable from AC was $42,000 and $32,000 for the three-month periods ended September 30, 1997 and 1996, respectively. The interest receivable from AC and payables to AC are included in other receivables and advances to related parties, respectively.


================================================================================
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

Arizona Charlie's, Inc.

General

      AC's revenues are derived largely from gaming activities at its Arizona Charlie's casino-hotel, and, to a lesser extent, from food and beverage, lodging, entertainment and retail sales. AC generally views its non-casino operations as complementary to its core casino operations. Accordingly, it utilizes entertainment primarily as a casino marketing tool. Further, AC maintains food and beverage pricing structures designed to benefit casino volumes, often resulting in departmental operating losses. AC seeks to maximize profits from its hotel operations, however, while maintaining attractive room rental rates. Gaming revenues represent the net win from gaming wins and losses. The retail value of accommodations, food and beverage provided to customers without charge is included in gross revenues and deducted as promotional allowance.

Results  of  Operations for the three-months ended September 30, 1997 and 1996

      Net revenues at AC decreased by $512,000, or 3.5%, from $14,685,000 to $14,173,000 for the three-month period ended September 30, 1997 compared to the three-month period ended September 30, 1996. In the same period to period comparison, operating expenses, including depreciation and amortization, decreased by 3.2% to $14,736,000 from $15,216,000. This resulted in a increase in operating losses of $32,000 from a loss of $531,000 to a loss of $563,000 for the more recent period.

       Gaming revenues decreased 5.4% from $12,229,000 to $11,574,000. The largest portion of the decrease in gaming revenues is attributable to gaming machine revenues which decreased $287,000, or 2.7% from $10,472,000 to $10,185,000. The decrease reflects lesser play from slot patrons during the more recent period. Revenues from table games decreased $208,000, or 17.1% from $1,215,000 to $1,007,000. The decrease in table games revenues for the three-month period ended September 30, 1997 is also the result of lesser play from patrons. Race and sports book revenues decreased by $12,000, or 2.0%, to $585,000 from $597,000 for the three-month period ended September 30, 1997 compared to the same period in 1996. Bingo revenues decreased by $128,000 for the three-month period ended September 30, 1997 when compared to the same period of the prior year due to higher than normal payouts combined with a decrease in play by patrons.

      Food and beverage revenues decreased 10.6% to $3,129,000 from $3,501,000 for the three-month period ended September 30, 1997 compared to the same period of the prior year. The decrease in revenues of $372,000 is primarily due to decreased complimentary sales in the amount $463,000 in the food department partially offset by an increase in cash sales of $91,000. Complimentary sales are included in revenues at retail value and are then deducted as a promotional allowance. Decreased complimentary sales in the food and beverage departments are the result of a new patron complimentary policy put into effect in June, 1997 utilizing the newly acquired computerized slot reporting and player tracking system to better evaluate and document patron play and reward qualified patrons with complimentary items.

      Hotel revenues decreased from $761,000 to $647,000 for the three-months ended September 30, 1997 compared to the same period in 1996. The decrease of 15.0% in the 1997 period is primarily due to a decrease in occupancy and average room rates of 72.0% and $38.89, respectively, compared to 91% and $40.40 in the 1996 period.

      Gift shop revenues increased from $131,000 to $160,000 for the three-months ended September 30, 1997 compared to the same period in 1996. The increase of 22.1% is primarily due to increasing the hours of operation in the 1997 period.

      Other revenues, which include receipts from entertainment cover charges, ATM commissions and revenues from PBX operations and banquets, decreased slightly from $258,000 to $247,000 for the three-months ended September 30, 1997 compared to the same period in the prior year. The decrease of 4.3% is primarily the result of decreases in entertainment cover charge revenues reflecting fewer entertainment events and musical concerts in the 1997 period.

       Gaming expenses decreased by $574,000, or 12.8%, to $3,914,000 for the three-month period ended September 30, 1997 from $4,488,000 for the same period of the prior year reflecting a reduction in staffing levels for the table games department and lower gaming tax and license fees associated with the decrease in gaming revenues.

      Food & beverage expenses increased by $122,000, or 3.9%, to $3,288,000 for the three-month period ended September 30, 1997 from $3,166,000 for the same period of the prior year, due primarily to increased food and beverage costs reflecting an adjustment of complimentary expense items in the 1997 period.

      Hotel expenses decreased by $69,000, or 17.0%, to $337,000 for the three-month period ended September 30, 1997 from $406,000 for the same period of the prior year. The decrease is primarily due to decreases of $54,000 in salaries and wages and $26,000 in repairs and maintenance, offset by increased advertising and promotion expense of $11,000 in the 1997 period.

      General and administrative expenses increased by $247,000, or 5.4%, to $4,837,000 for the three-month period ended September 30, 1997 from $4,590,000 for the same period of the prior year. The increase is primarily the result of the creation of the "Charlie Card Club" department in June, 1997 to better evaluate and reward patrons with complimentary items for slot, table games, race & sports play. During the 1997 period the Charlie Card Club accrued $322,000 for future patron complimentaries earned by patron play in the casino.

     Advertising and promotion expenses decreased by $270,000, or 21.0% to $1,017,000 for the three-month period ended September 30, 1997 from $1,287,000 for the same period of the prior year. The decreased expense is the result of fewer monthly promotions in the 1997 period and redirecting some of the promotional and patron expense to the Charlie Card Club.

     Depreciation and amortization increased by $53,000, or 6.2%, to $911,000 for the three-month period ended September 30, 1997 from $858,000 for the same period of the prior year, as a result of increased depreciation expenses associated with the purchases of new slot machines and the computerized slot reporting and player tracking system.

      Gift shop expenses increased by $14,000, or 11.3%, to $138,000 for the three-month period ended September 30, 1997 compared to $124,000 for the same period of the prior year reflecting increases in wholesale item costs associated with the gift shop operation.

      Management fees to BGI decreased by $11,000, or 6.5%, to $158,000 for the three-month period ended September 30, 1997 from $169,000 for the same period in the prior year. Currently, management fees are equal to 1.0% of gross revenues of AC. As such, decreased gross revenues bring about lower management fees. Since inception of the management fees agreement, management fees payable to BGI have been and continue to be accrued by AC, and may not be paid under the Indenture governing the AC Notes until such time that AC meets a specified fixed charged coverage ratio. Rent expense paid to related parties increased slightly from $55,000 to $57,000 reflecting small yearly adjustments in the annual base rents.

      Other expense (net of other income) amounted to $1,958,000 for the three-month period ended September 30, 1997 compared to $1,713,000 for the same period in the prior year. The increase in expense of $245,000, or 14.4%, reflects additional interest costs associated with the AC notes due to additional default interest expense associated with the May 15, 1997 interest payment which was not made, and additional interest costs associated with the financing of the computerized slot reporting and player tracking system purchased in May, 1997.


Income Taxes

     As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994, prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $19,500,000. Due to low operating margins, high interest and depreciation costs, management does not anticipate that AC will generate taxable income in the foreseeable future.

Liquidity and Capital Resources

      At September 30, 1997, AC had a working capital deficit of $64,871,000 compared to a working capital deficit of $62,380,000 at June 30, 1997. The decrease in working capital in the amount of $2,491,000 was caused primarily by increased accruals on the AC Notes and accrued management fees payable to BGI, plus additional short term notes payable for slot machines.
      For the three-month period ended September 30, 1997, cash provided by operating activities decreased approximately $264,000, or 18.7%, to $1,150,000 from $1,414,000 for the same period in 1996. The decrease in the 1997 period is primarily attributable to a increase in net loss of $277,000 and slower payments on accounts receivable of $369,000. This is partially offset by increased accounts payable liability of $322,000.

      For the three-month period ended September 30, 1997, net cash used in investing activities decreased to $373,000 compared with $510,000 for the same period in 1996. The decrease of $137,000 was caused primarily by a $406,000 increase in a prior period related party receivable offset by increased cash capital expenditures of $282,000 in the current year period.

      Cash flows used in financing activities for the three-month period ended September 30, 1997 was $169,000, up from $69,000 for the same period in 1996. The increase is primarily the result of higher principal payments on additional notes payable

      AC's long-term obligations, approximately $6,521,000 at September 30, 1997, consist of the stockholder notes, capitalized equipment leases and long-term debt on slot equipment. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes, however, AC did not make its May 15, 1997 and November 15, 1997 semi-annual interest payments on the AC Notes, and has suspended monthly payments on the stockholder notes since May, 1997. Further, AC is expected to have annual capital expenditure requirements of approximately $1,200,000.


Claims by Trustee

      AC currently has outstanding $55,000,000 of 12% First Mortgage Notes due 2000. SC has issued a limited guaranty with respect to the AC Notes (the "SC Limited Guaranty"). CQC currently has outstanding $20,000,000 of 12% First Mortgage Notes due 2000. AC has issued a limited guaranty with respect to the CQC Notes (the "AC Limited Guaranty"). The amount and extent of AC's guaranty of the CQC Notes is in dispute due to certain provisions of the Indenture under which the CQC Notes were issued, as well as certain provisions of State and/or Federal Law that may be applicable in or with respect to financial restructuring. It is AC's position that, based on advice from legal counsel, its limited guaranty does not create a material liability on its part for the payment of the obligations under the CQC Notes.

      IBJ Schroder Bank & Trust Company, as Trustee under the Indentures under which such Notes are outstanding, has declared the AC Notes and the CQC Notes to be in default and has declared all such Notes to be immediately due and payable. The Trustee has also notified AC that the purported obligations of AC under its guaranty have been accelerated and has declared the obligations of AC thereunder to be due. Management of AC and CQC and the holders of the Notes are discussing possible financial restructuring of the AC and CQC obligations, but no such restructuring has yet been agreed to. The Trustee has taken no further action to enforce the Notes or the purported guaranties thereof or to foreclose on any assets of AC or CQC. No assurance can be given, however, that the Trustee will not do so.
     AC is currently in default under the Indenture governing the AC Notes because it has not made its required semi-annual interest payments in the amount of $3,300,000 due on May 15, 1997 and November 15, 1997 and has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, AC has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to BGI in excess of the amounts permitted to be so advanced under the Indenture. Also, AC incurred new notes payable (in the amount of approximately $2,545,000) for the purchase of a computerized reporting and player club system and new slot machines in excess of the $1,000,000 allowed. See Arizona Charlie's, Inc. - Liquidity and Capitol Resources Claims by Trustee".

      AC has a contingent obligation resulting from a limited guaranty issued by it on the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. The amount and extent of such guaranty are in dispute. As a result of a September 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and accrued interest thereon. See "Business - Capitol Queen & Casino, Inc." There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and accrued interest thereon, AC may be obligated under the AC Limited Guaranty of the CQC Notes to fund the a portion of shortfall.

      Moreover, because it has failed to pay interest due on the Notes and it has not yet effected the sale of its assets, CQC is in default of the CQC Notes. CQC is not able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. If AC is obligated under the AC Limited Guaranty to pay a portion of the CQC Notes it is not expected to have the resources to satisfy such obligation should it materialize. If the AC Notes and the CQC Notes are accelerated, substantial doubt exists about AC's ability to continue as a going concern. See "Notes to Financial Statements - Arizona
Charlie's, Inc. - Missouri Gaming License, Default Under Indebtedness Management's Plans, and Going Concern".

      AC's ability to obtain capital, is significantly restricted under the Indentures governing the AC Notes and the CQC Notes. The ability of AC to service its debt obligations (and to comply with the consolidated tangible net worth covenant) will be dependent upon its future performance, which performance will be influenced by prevailing economic conditions and financial, business and competitive factors, many of which are beyond AC's control.

      On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Court in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of the AC Notes and the CQC Notes.



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


Results  of  operations for the three months ended September 30, 1997 and 1996

     SC's results of operations increased slightly for the three-month period ended September 30, 1997 compared to the same period in the prior year. Slot route revenues increased by 5.6% from $567,000 for the 1996 three-month period to $599,000 for the 1997 three-month period. The increase in revenues is attributable to the addition of three participation locations partially offset by the loss of one participating location in July of 1997. Another small factor offsetting the increase was the conversion of one space lease location to a participation contract.

      The average number of gaming machines operated during the three-month period ended September 30, 1997 was 267 compared to 254 in the prior year period. The average number of gaming machines at BGG locations serviced by SC was 115 for the three-month period ended September 30, 1997 unchanged from the same period in 1996. Accordingly, slot service fees from BGG for the three-month period ended September 30, 1997 were $29,000, identical to the same period in the prior year.

      Gaming machine route expenses for the three-month period ended September 30, 1997 increased by 4.9% to $364,000 when compared to the same period in the prior year reflecting annual merit increases in salaries and wages. Other increased expenses for loss and damage, advertising and rent expenses were partially offset by a decrease in repair and maintenance and complimentary expenses.

      General and administrative expenses for the three-month period increased by 26.1% to $29,000 from $23,000, the direct result of increased supply expenses.

      Management fees (based upon gross revenues) increased by 3.0% to $34,000 for the three-month period ended September 30, 1997 when compared to the same period in the prior year. This increase is attributable to higher gross revenues in the more recent period.

     Depreciation and amortization increased by 9.9% from $71,000 for the three-month period ended September 30, 1996 to $78,000 for the three-month period ended September 30, 1997, reflecting increased depreciation and amortization costs associated with the purchase of additional slot machines and vehicles.

      During the three-month period ended September 30, 1997, SC had other expenses (net of interest and other income) of approximately $19,000 compared to $20,000 for the same period in 1996. The small decrease is attributable to reduced interest expense relating to notes payable paid in the previous year for existing locations plus the result of most new notes payable from venders being interest free.

Income Taxes

     As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1995. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income tax payable for both three-month periods ended September 30, 1996 and September 30, 1997 was $39,000. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.

Liquidity and Capital Resources

      Cash provided by operating activities for the three-month period ended September 30, 1997 increased to $201,000 from $197,000 for the three-month period ended September 30, 1996, mostly due to a net increase in operating liabilities of $66,000 and depreciation and amortization of $7,000 offset by a decrease in operating assets of $70,000.

     Cash flows used in investing activities for the three months ended September 30, 1997 amounted to $144,000, including repayment of notes receivable of $182,000 and proceeds on sale of equipment of $31,000. These sources were offset by capital expenditures of $9,000 and increased advances to related party of $60,000.

     Cash flows used in financing activities for the three months ended September 30, 1997 increased to $108,000, resulting from additional principal payments of $108,000.

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

     In July 1994, SC entered into an agreement with a bank for a new $1,200,000 non-revolving line of credit. Each advance under the line shall be evidenced by a separate promissory note with maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. Under the agreement, SC originally could request advances through October 28, 1995 only, at which time its rights to advances under the agreement were terminated until the defaults under the AC and CQC Notes are resolved. Advances under the agreement bear interest at the bank's prime rate plus 1.5% up to a maximum rate of 2.0%. As of September 30, 1997, the amount outstanding under the non- revolving line of credit totaled $435,000.

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

      Because AC is in default under the Indenture governing the AC Notes, the AC Notes have been accelerated. See "Arizona Charlie's, Inc.--Liquidity and Capital Resources - Claims by Trustee." AC does not have the resources to pay the AC Notes. In addition, AC may have limited liability under the AC Limited Guaranty of the CQC Notes which may exceed the amount which it could immediately support or repay. In either case, SC, as guarantor of the AC Notes, may have liability under the SC Limited Guaranty, and such liability could exceed the amount which it could immediately support. Accordingly, substantial doubt exists about SC's ability to continue as a going concern if the Trustee for the AC Notes and CQC Notes is able to enforce its acceleration thereof. See "Notes to Financial Statements Sunset Coin, Inc. - Guarantee Obligation, Management's Plans and Going Concern."


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is party to various lawsuits relating to routine matters incidental to its business. Based on the amounts believed to be in controversy and management's evaluation of the merits of the claims after consultation with counsel, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

      By letters dated July 3, 1997 and July 17, 1997, IBJ Schroder Bank & Trust Company, the trustee on the CQC Indenture dated as of November 15, 1993, declared all of the Securities (as defined in the Indenture) to be immediately due and payable, together with all accrued and unpaid interest thereon. Subsequent letters from IBJ Schroder Bank & Trust Company, dated September 5, 1997, provided notices of defaults by CQC and AC under their respective Indentures and also served Notice of Acceleration on AC with respect to its Securities and its Limited Guaranty of the CQC debt. CQC and AC have retained counsel to assist them in dealing with the Bondholders and on July 16, 1997, a proposal for the financial restructuring of the CQC and AC indebtedness was presented to the Bondholders through the Trustee and Counsel to one of the major Bondholders. The Bondholders have orally responded to such offer as of September 10, 1997 and the company is currently evaluating such responses and the possible actions to be taken by AC and CQC as a result of that response. No further action by the Trustee has been taken to foreclose on the assets of CQC or to collect on any claims against any purported guarantees of the CQC debt issued by AC.

       On November 14, 1997, Arizona Charlie's, Inc. (the "Company") filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 97-28781 LBR) to pursue the financial reorganization of the Company. The Company currently is operating under the Bankruptcy Code as debtor-in-possession. The Bankruptcy Court has entered orders allowing the Company to honor certain of the pre-petition debts of its customers (such as hotel room deposits and outstanding gaming chips) and to pay the pre-petition wages of its employees. As a result, the Company does not expect any immediate changes in the operations of Arizona Charlie's Hotel & Casino, located in Las Vegas, Nevada, which is owned and operated by the Company.

The filing by AC could, however, have an effect on the validity or value of the limited guaranty issued by AC in 1993 for the benefit of the Bondholders. AC concurrently filed a compliant with the bankruptcy court seeking a discharge, or limitations on the extent of its obligation under the guaranty.


Item 5.  Other Information

Bankruptcy or Receivership

       On November 14, 1997, Arizona Charlie's, Inc. (the SCompany") filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 97-28781 LBR) to pursue the financial reorganization of the Company. The Company currently is operating under the Bankruptcy Code as debtor-in-possession. The Bankruptcy Court has entered orders allowing the Company to honor certain of the pre-petition debts of its customers (such as hotel room deposits and outstanding gaming chips) and to pay the pre-petition wages of its employees. As a result, the Company does not expect any immediate changes in the operations of Arizona Charlie's Hotel & Casino, located in Las Vegas, Nevada, which is owned and operated by the Company.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number      Description
--------------      -----------

99.1                Press Release of the Company dated  November 14, 1997


      The Company did not file any reports on form 8-K during the Three-Months ended September 30, 1997.

================================================================================


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         Arizona Charlie's, Inc.
                                                         -----------------------
                                                                    (Registrant)





Date:    November 19, 1997                 /S/ Bruce F. Becker
         -----------------                 -------------------
                                           Bruce F. Becker
                                           President, Chief Executive
                                           Officer (Principal Executive Officer)






Date:    November 19, 1997                  /S/ Jerry Griffis
         ----------------                   -----------------
                                            Jerry Griffis
                                            Controller (Principal Financial and
                                            Accounting Officer)
================================================================================

                                    EXHIBIT


                      PRESS RELEASE - FOR IMMEDIATE RELEASE

                             ARIZONA CHARLIE'S, INC.
                                November 14, 1997

Contact:  Bruce F. Becker

Telephone:     258-5115

Arizona Charlie's, Inc., announced today that it has filed for Chapter 11 Bankruptcy protection in the U.S. Bankruptcy Court in Las Vegas, Nevada, while pursuing a financial reorganization of the Company. Bruce F. Becker, President and Chief Executive Officer of the Company, which owns and operates Arizona Charlie's Casino & Hotel at 740 S. Decatur Boulevard in Las Vegas, Nevada, said, "the action was taken to give the Company time to negotiate a settlement with the holders of First Mortgage Notes issued by Arizona Charlie's, Inc., and an affiliated company, Capitol Queen & Casino, Inc., in 1993, to fund the expansion of Arizona Charlie's and to fund Capitol Queen & Casinos' efforts to construct and operate a riverboat casino in Jefferson City, Missouri. While the expansion of Arizona Charlie's has been successfully completed, Capitol Queen & Casino was unable to secure the required Missouri gaming licenses for operation of the Jefferson City casino and has been unable to sell the gambling boat that was constructed for use in Missouri." The inability of Capitol Queen & Casino to complete its Missouri expansion plans resulted in substantial debt and no liquid resources for repayment. Mr. Becker further stated, "Capitol Queen & Casino has been in default for some time under the terms of the bonds it issued in 1993 and claims now have been made against Arizona Charlie's by the holders of the Capitol Queen bonds under the terms of a limited guarantee executed by Arizona Charlie's in 1993. In order to preserve all of our legal rights to contest the validity and extent of those guarantees, the Company had no choice but to file the bankruptcy action."

Mr. Becker states: "The filing will not result in any changes in the operations of Arizona Charlie's and business will continue as usual. There will be no layoffs or other impact on employees and customers of Arizona Charlie's will see no difference in the operations of the Company as a result of this action. Our customers should be assured that the action taken by Arizona Charlie's will have absolutely no impact on them, and they can continue to enjoy our facilities to the fullest extent without concern."

The Company is negotiating with various sources for the funding of all or part of its financial reorganization plan and expects to announce shortly its refinancing terms. This release contains forward looking statements that involve risks and uncertainties. These statements may differ from actual future events or results.

================================================================================