Form 10-Q
period 1997-12-31
ARIZONA CHARLIES INC
filed 1998-02-24
CIK 919565

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -----------------------



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: December 31, 1997

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

                                             Outstanding at
Class of common stock                        January 31, 1998
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

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                    FORM 10-Q
                                      INDEX


PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


ARIZONA CHARLIE'S, INC.
Balance Sheets as of December 31, 1997 and
     June 30, 1997...................................................
     Statements of Operation and Retained Earnings
     (Deficit) for the Three-Month Periods
     Ended December 31, 1997 and 1996 and for
     the Six-Month Periods Ended December
     31, 1997 and 1996...............................................
Statements of Cash Flows for the Six-Month
     Periods Ended December 31, 1997 and 1996........................
Notes to Financial Statements........................................


SUNSET COIN, INC.
Balance Sheets as of December 31, 1997 and June
     30, 1996........................................................
Statements  of Income and Retained  Earnings
     for the  Three-Month  Periods Ended
     December 31, 1997 and 1996 and for the Six-Month Periods
     Ended December 31, 1997 and 1996................................
Statements of Cash Flows for the Six-Month
     Periods Ended December 31, 1997 and 1996........................

Notes to Financial Statements........................................


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Arizona Charlie's, Inc...............................................
Sunset Coin, Inc.....................................................

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................
Item 5. Other Information ...........................................
Item 6. Exhibits and Reports on Form 8-K.............................


SIGNATURE............................................................


================================================================================

                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                             (Dollars In Thousands)

                                     ASSETS


                                              December 31,    June 30,
                                                     1997        1997
                                                 --------    --------
                                                 (unaudited)
Current assets:

   Cash and cash equivalents .................   $  8,029    $  5,481
   Restricted cash, in escrow account ........         10          10
   Trade and other accounts receivable .......        332         240
   Receivable from related parties ...........      2,920       2,665
   Inventories ...............................        592         529
   Prepaid expenses ..........................        791         985
                                                 --------    --------
     Total current assets ....................     12,674       9,910
                                                 --------    --------

Property and equipment:

   Building and improvements .................     37,490      37,490
   Furniture and equipment ...................     24,712      23,916
   Land improvements .........................      1,629       1,629
                                                 --------    --------
                                                   63,831      63,035
   Less, accumulated  depreciation ...........    (19,383)    (18,303)
                                                 --------    --------
                                                   44,448      44,732
   Land ......................................        208         208
                                                 --------    --------
       Net property and equipment ............     44,656      44,940
                                                 --------    --------

Other assets:

   Receivable from related party, noncurrent..        210         210
   Deposits and other ........................        544         544
   Note receivable from related party.........      4,416       4,416
   Financing costs, less accumulated
   amortization of $2,204 at December 31,
   1997 and $1,923 June 30, 1997 .............      1,657       1,937
                                                 --------    --------
       Total other  assets ...................      6,827       7,107
                                                 --------    --------
       Total assets ..........................   $ 64,157    $ 61,957
                                                 ========    ========


The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                             (Dollars In Thousands)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                               December 31,   June 30,
                                                     1997        1997
                                                 --------    --------
                                               (unaudited)


Current liabilities:
   Trade accounts payable ....................   $    527    $  1,047
   Accrued expenses ..........................      3,578       2,642
   Accrued interest ..........................        102       4,522
   Management fees due Becker Gaming, Inc. ...         83       5,347
   Notes payable, current portion.............         --         106
   Notes payable to related party ............         --       3,150
   Current portion of capital leases
     obligations .............................         --          12
   Current portion of long-term debt .........         --         464
   Long-term debt classified as current due
     to default under covenants ..............         --      55,000
                                                 --------    --------
           Total current liabilities .........     4,290      72,290
                                                 --------    --------
Prepetition liabilities not subject to
   compromise:
   Current portion of capital lease
     obligations .............................         26         --
   Current portion of long-term debt .........      1,105         --
   Capital lease obligations, less current
     portion .................................         73         --
   Long-term debt, less current portion ......      1,269         --
                                                 --------    --------
     Total prepetition liabilities not
       subject to compromise .................      2,473         --
                                                 --------    --------
Prepetition liabilities subject to compromise:
   Trade accounts payable ....................      2,327         --
   Management fees due Becker Gaming, Inc. ...      5,583         --
   Accrued interest ..........................      7,445         --
   Notes payable to related party ............      3,150         --
   Long-term debt classified as current due
     to default under covenants ..............     55,000         --
   Subordinated notes payable to prior
     stockholders ............................      5,000         --
                                                 --------    --------
     Total prepetition liabilities subject to
     compromise ..............................     78,505         --
                                                 --------    --------
   Long-term debt, less current portion ......         --      1,284
   Subordinated notes payable to prior
     stockholders ............................         --      5,000
   Capital lease obligations, less current
     portion .................................         --         29
                                                 --------    --------
     Total liabilities                             85,268     78,603
                                                 --------    --------
Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value, 2,500 shares
   authorized, 1,000 shares issued
   and outstanding ...........................       469         469

  Retained earnings (deficit) ................   (21,580)    (17,115)
                                                 --------    --------

           Total stockholders' equity
           (deficit) .........................   (21,111)    (16,646)
                                                 --------    --------

           Total liabilities  and
           stockholders' equity (deficit) ....  $ 64,157    $ 61,957
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                 Three Months Ended December 31,
                                                           1997            1996
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 11,522        $ 12,296
  Food and beverage ............................          3,232           3,533
  Hotel ........................................            840             924
  Gift shop ....................................            206             138
  Other ........................................            267             392
                                                       --------        --------
      Gross revenues ...........................         16,067          17,283
Less, promotional allowances ...................         (1,627)         (2,238)
                                                       --------        --------
      Net revenues .............................         14,440          15,045
                                                       --------        --------

Operating expenses:
  Gaming .......................................          4,375           4,448
  Food and beverage ............................          3,681           3,166
  Hotel ........................................            405             330
  Gift shop ....................................            179             126
  Advertising and promotion ....................          1,310           1,323
  Provision for losses on related party
     receivables ...............................             15              61
  General and administrative ...................          4,228           4,236
  Management fee - Becker Gaming, Inc. .........            161             173
  Rent expense paid to related party ...........             57              56
  Depreciation and amortization ................            920             861
                                                       --------        --------
      Total operating expenses .................         15,331          14,780
                                                       --------        --------
      Operating income (loss)...................           (891)            265
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets ................             50              --
  Interest income ..............................             69              69
  Interest expense (contractual interest for the
     three-months ended Deceber 31, 1997 of
     $2,030) ...................................         (1,078)         (1,810)
  Other, net ...................................              9               9
                                                       --------        --------
      Total other income (expenses) ............           (950)         (1,732)
                                                       --------        --------
      Loss before income taxes and
         reorganization items ..................         (1,841)         (1,467)
Reorganization items ...........................           (103)             --
                                                       --------        --------
      Loss before income taxes .................         (1,944)         (1,467)
Provision for income tax .......................             --              --
                                                       --------        --------
      Net loss .................................         (1,944)         (1,467)

Retained earnings (deficit),
  beginning of period ..........................        (19,636)        (12,214)
                                                       --------        --------

Retained earnings (deficit),
   end of period ...............................       ($21,580)       ($13,681)
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)

                                                   Six Months Ended December 31,
                                                           1997            1996
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 23,096        $ 24,525
  Food and beverage ............................          6,360           7,034
  Hotel ........................................          1,488           1,685
  Gift shop ....................................            367             269
  Other ........................................            514             650
                                                       --------        --------
       Gross revenues ..........................         31,825          34,163
 Less, promotional allowances ..................         (3,212)         (4,433)
                                                       --------        --------
      Net revenues .............................         28,613          29,730
                                                       --------        --------

Operating expenses:
  Gaming .......................................          8,289           8,978
  Food and beverage ............................          6,969           6,331
  Hotel ........................................            742             736
  Gift shop ....................................            317             184
  Advertising and promotion ....................          2,328           2,612
  Provision for losses on related party
     receivables ...............................             94             134
  General and administrative ...................          9,063           8,850
  Management fee - Becker Gaming, Inc. .........            318             342
  Rent expense paid to related party ...........            113             111
  Depreciation and amortization ................          1,830           1,719
                                                       --------        --------
      Total operating expenses .................         30,063          29,997
                                                       --------        --------
      Operating income (loss)...................         (1,450)           (267)
                                                       --------        --------

Other income (expenses):
  Gain on sale of assets .......................             45              --
  Interest income ..............................            138             137
  Interest expense (contractual interest for the
     three-months ended December 31, 1997 of
     $2,030) ...................................         (3,109)         (3,620)
  Other, net ...................................             14              39
                                                       --------        --------
      Total other income (expenses) ............         (2,912)         (3,444)
                                                       --------        --------
      Loss before income taxes and
          reorganization items .................         (4,362)         (3,711)
Reorganization items ...........................           (103)            --
                                                       --------        --------
      Loss before income taxes .................         (4,465)         (3,711)
Provision for income tax .......................            --              --
                                                       --------        --------
      Net loss .................................         (4,465)         (3,711)

Retained earnings (deficit),
  beginning of period ..........................        (17,115)         (9,970)
                                                       --------        --------

Retained earnings (deficit),
  end of period ................................       ($21,580)       ($13,681)
                                                       ========        ========


The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                   Six Months Ended December 31,
                                                               1997        1996
                                                           --------    --------
Cash flows from operating activities:
    Net loss ...........................................   ($ 4,467)   ($ 3,711)

Adjustments to reconcile net loss to net cash
     provided  by  operating activities:
    Provision for losses on related
     party receivables .................................         94         134
    Depreciation and amortization ......................      1,830       1,719

(Increase) decrease in operating assets:
    Trade and other accounts receivable ................        (92)         (6)
    Inventories ........................................        (63)        (50)
    Prepaid expenses ...................................        194         414
    Deposits and other .................................         -           (8)

Increase (decrease) in operating liabilities:
    Accounts payable ...................................      1,807        (277)
    Management fees due to Becker Gaming, Inc. .........        319         342
    Accrued expenses ...................................      3,961       2,509
                                                           --------    --------
       Total adjustments ...............................      8,050       4,793
                                                           --------    --------
        Net cash provided by operating activities ......      3,583       1,082
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures ...............................       (480)       (199)
    Increase in receivable from related parties ........       (349)       (387)
    Proceeds from assets sales .........................         74          --
                                                           --------    --------
       Net cash provided by used in
          investing activities .........................       (755)       (586)
                                                           --------    --------

Cash flows from financing activities:
    Payments under notes payable .......................       (262)       (110)
    Payments under capital lease obligations ...........        (18)         (7)
                                                           --------    --------
       Net cash provided by used in
          financing activities .........................       (280)       (117)
                                                           --------    --------
       Net increase (decrease)in cash and cash
         equivalents                                          2,548         379
Cash and cash equivalents, beginning of the period .....      5,481       4,591
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  8,029    $  4,970
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ...........   $    101    $  2,499
                                                           ========    ========
  Assets acquired through issuance of long-term
     debt and capital leases ...........................   $    858    $    --
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  -------------

1)   Basis of Presentation:

Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.


2)   Arizona Charlie's, Inc. Bankruptcy Filing:

On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of certain debt.

During the course of the bankruptcy proceeding the Company has been involved in litigation with certain of its creditors. Specifically, the holders of the CQC Notes (as defined in Note 3) asserted a claim against the Company under its limited guaranty of the CQC Notes for the full deficiency which might arise after proceeds from the sale of CQC's assets are applied to the CQC Notes. On November 14, 1997, the Company filed a complaint to declare its obligations under the limited guaranty discharged or alternatively to avoid the limited guaranty. The trustee under the indenture with respect to the CQC Notes answered this complaint and denies that the limited guaranty has been satisfied and denies that the limited guaranty is avoidable. With the concurrence of the Bankruptcy Court, the Company and the trustee have agreed to defer litigation on this issue until early March 1998 to give the parties an opportunity to explore an overall settlement of their disputes.

In addition, holders of the AC Notes (as defined in Note 3) claim a valid and enforceable lien in all of the Company's assets, including all real property and personal property which comprise Arizona Charlie's Hotel and Casino. On February 2, 1998, the Company filed a motion disputing certain aspects of the liens claimed by the holders of the AC Notes and seeking for the Bankruptcy Court to determine the value of the collateral securing the AC Note holders' claims. A response from the holders of the AC Notes is due by February 25, 1998 and the Bankruptcy Court has set an initial hearing for March 6, 1998.

On February 17, 1998, the Company filed a Plan of Reorganization (the "Plan") and an accompanying Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for a restructure of the claims against the Company, which the Company believes will allow its business to continue successfully. The Plan also is structured to provide certain creditors with the option of receiving up front cash in lieu of deferred payments over several years. For example, the Plan provides the holders of the AC Notes with the option of receiving $45,000,000 in cash on the Plan's effective date in full satisfaction of their allowed claims or payment of a higher amount over time. Likewise, trade unsecured creditors can elect to receive cash on the effective date in the amount of 80% of their allowed claims in lieu of a 100% payout over time.

The Company expects, but no assurance can be given, to receive funding for the Plan from several sources. First, the Company anticipates receiving up to $50,000,000 from United Healthcare Financial Services for use in making cash payments to electing creditors. Second, the Company will receive $1,500,000 in cash plus the release of over $7,000,000 in claims from certain affiliates of the Company, including BGI, in return for retaining their equity interests in the Company. Finally, the Company will use net income generated by the casino to help fund the Plan.

The holders of claims and interests of the Company are permitted to vote to accept or reject the Plan. A hearing on the Disclosure Statement has been scheduled for March 27, 1998. If the Disclosure Statement is approved by the Bankruptcy Court, the creditors thereafter will be requested to vote to accept or reject the Plan, and a hearing will be held in due course on confirmation of the Plan. At the hearing, the Bankruptcy Court will consider whether the Plan satisfies the various requirements of the Bankruptcy Code. The Bankruptcy Court also will receive and consider a ballot report which will present a tally of the votes accepting or rejecting the Plan cast by those entitled to vote. Therefore, given these contingencies, there can be no assurances that the Plan as submitted by the Company will be confirmed.

Interest expense on the AC Notes and the subordinated notes payable to prior AC stockholders has not been recognized since AC's November 14, 1997 bankruptcy petition date as it not probable that post-petition interest for the AC Notes will be an allowed claim in these proceedings.

Reorganization items presented in the statements of operations and retained earnings (deficit) are comprised of expense incurred by AC as a result of AC's reorganization under Chapter 11 of Bankruptcy Code. Such expenses consisted entirely of professional fees for the three-month and six-month periods ended December 31, 1997.

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

AC provided a limited guaranty of the CQC Notes. The AC Notes are guaranteed by SC (which guarantee is subject to release upon the attainment of a fixed-coverage ratio by AC of 2.25 to 1, which has not been satisfied). The amount and extent of AC's guaranty of the CQC Notes is in dispute. Legal counsel has advised management that, under the terms of CQC indenture regarding fraudulent conveyance, the guarantee liability of AC is not expected to be material.

On July 3, 1997 CQC received a notice of acceleration (the "Notice") from the trustee and collateral agent for the CQC Notes. Pursuant to section 6.02 of the indenture governing the CQC Notes, due to certain violations of the indenture (as more fully described above), all of the outstanding CQC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

On September 5, 1997, AC received a notice of acceleration from the trustee and collateral agent for the AC Notes. Pursuant to section 6.02 of the indenture governing the AC Notes (the "Indenture"), due to certain violations of the indenture, all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

As of December 31, 1997, AC was in default of certain debt covenants under the indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture; (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture (which advances remain outstanding at December 31, 1997); (iii) beginning in the fourth quarter of fiscal 1997, exceeding the amount of new indebtedness allowed for under the Indenture; (iv) beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth Ratio of 1.5 to 1.0, as defined in the Indenture; and (v) AC did not make its required semi-annual interest payments of $3,300,000 on May 15, 1997 and November 15, 1997. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement defined in the Indenture. Under the terms of the Indenture, AC was technically required to offer to buy back $44,000,000 of the outstanding AC Notes at December 31, 1997 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. As a result of these defaults under covenants and demand for payment made by the Trustee, the AC Notes have been classified as currently payable in the accompanying financial statements.

CQC continues to market its riverboat assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1997 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.


4)     Related-Party Transactions:

AC has advanced to BGI an aggregate of approximately $6,489,000 to fund BGI's operating expenses from June 1994 through December 1997 of which $4,416,000 represented notes receivable that are interest bearing and have been classified as noncurrent based on management's expectation for the timing of repayments from BGI. At December 31, 1997, accrued interest receivable on the interest bearing portion of the advances to BGI totaled $760,000. The matters described in Notes 2 and 3 raise substantial doubt about the ability of BGI's principal subsidiaries (and, thus BGI) to continue as a going concern. Accordingly, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from BGI will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the notes receivable at December 31, 1997.


================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)


                                     ASSETS


                                                        December 31,   June 30,
                                                                1997       1997
                                                             -------    -------
                                                         (Unaudited)
Current assets:
  Cash ...................................................   $   909    $   707
  Current portion of notes receivable ....................        44        222
  Note receivable from related party .....................     3,150      3,150
  Advances to related parties ............................       415        312
  Other receivables ......................................        39         27
  Interest receivables from related party ................       396        313
  Prepaid expenses .......................................        30         45
                                                             -------    -------
      Total current assets ...............................     4,983      4,776
                                                             -------    -------
Property and equipment:
  Building and leasehold improvements ....................       174        174
  Furniture, fixtures and equipment ......................     3,252      3,068
                                                             -------    -------
                                                                3,426      3,242
  Less, accumulated depreciation .........................    (1,624)    (1,604)
                                                             -------    -------
      Net property and equipment .........................     1,802      1,638
                                                             -------    -------

Notes receivable, less current portion ...................         5         18

Other assets, less accumulated
  amortization of $11 at December 31, 1997,
  and $37 at June 30, 1997 ...............................        71         75
                                                             -------    -------
      Total other assets .................................        76         93

      Total assets .......................................   $ 6,861    $ 6,507
                                                             =======    =======



The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                             (Dollars In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        December 31,  June 30,
                                                               1997     1997
                                                             ------   ------
                                                        (Unaudited)
Current liabilities:
  Trade accounts payable .................................   $   77   $   13
  Accrued expenses .......................................       19       39
  Accrued taxes payable to related party .................      859      779
  Current portion of long term debt ......................      408      322
                                                             ------   ------
       Total current liabilities .........................    1,363    1,153


Long-term liabilities:
   Long-term debt, less current portion ..................      245      305
   Subordinated notes payable to
     former stockholders .................................    3,000    3,000
                                                             ------   ------
      Total liabilities ..................................    4,608    4,458
                                                             ------   ------

Commitments and contingencies

Stockholder's equity:
  Common stock, no par value, 2,500
  shares authorized, 400 shares
  issued and outstanding .................................       27       27
Retained earnings ........................................    2,226    2,022
                                                             ------   ------
      Total stockholder's equity .........................    2,253    2,049
                                                             ------   ------

      Total liabilities and stockholder's equity .........   $6,861   $6,507
                                                             ======   ======

The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands)



                                       Three Months Ended December 31,
                                              1997       1996
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $   619    $   608
       Other ...........................        33         32

    Slot service fees:
       From related parties ............        21         21
       Other ...........................         8          8
                                           -------    -------
         Total revenues ................       681        669

Operating expenses:
    Slot route and service .............       335        341
    General and administrative .........        68          7
    Management fee - Becker Gaming, Inc.        34         35
    Depreciation and amortization ......        78         72
                                           -------    -------
       Total operating expenses ........       515        455
                                           -------    -------
Operating income .......................       166        214
                                           -------    -------
Other income (expense):
    Interest income ....................        47         48
    Interest expense ...................       (91)       (94)
    Other income .......................        24         25
                                           -------    -------
       Total other income (expense) ....       (20)       (21)
                                           -------    -------
Income before income tax ...............       146        193
Provision for income tax ...............       (41)       (57)
                                           -------    -------
Net income .............................       105        136
Retained earnings,
beginning of period ....................     2,121      1,529
                                           -------    -------
Retained earnings, end of
period .................................   $ 2,226    $ 1,665
                                           =======    =======

                                       Six Months Ended  December 31,
                                              1997       1996
                                           -------    -------
Revenues:
    Slot route:
       From locations controlled
          by related parties ...........   $ 1,218    $ 1,175
       Other ...........................        67         66

    Slot service fees:
       From related parties ............        42         42
       Other ...........................        16         16
                                           -------    -------
         Total revenues ................     1,343      1,299

Operating expenses:
    Slot route and service .............       699        688
    General and administrative .........        97         30
    Management fee - Becker Gaming, Inc.        68         68
    Depreciation and amortization ......       156        142
                                           -------    -------
       Total operating expenses ........     1,020        928
                                           -------    -------
Operating income .......................       323        371
                                           -------    -------
Other income (expense):
    Interest income ....................        94         95
    Interest expense ...................      (181)      (185)
    Other income .......................        48         49
                                           -------    -------
       Total other income (expense) ....       (39)       (41)
                                           -------    -------

Income before income tax ...............       284        330
Provision for income tax ...............       (80)       (96)
                                           -------    -------
Net income .............................       204        234
Retained earnings,
beginning of period ....................     2,022      1,431
                                           -------    -------
Retained earnings,
end of period ..........................   $ 2,226    $ 1,665
                                           =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                                SUNSET COIN, INC.
               (A Wholly Owned Subsidiary of Becker Gaming, Inc.)


                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                       Six Months Ended December 31,
                                             1997       1996
                                          -------    -------
Cash flows from operating activities:
    Net income ........................   $   204    $   234

Adjustments to reconcile net income
     to net cash  provided  by
     operating activities:
     Depreciation and amortization ....       156        142

(Increase) decrease in operating assets:
    Other receivables .................       (12)        --
    Prepaid expenses ..................        15         13

Increase (decrease) in operating liabilities:
     Accounts payable .................        64        (44)
     Accrued expenses .................        60         77
                                          -------    -------
         Total adjustments ............       283        188
                                          -------    -------

         Net cash provided by
          operating activities ........       487        422
                                          -------    -------

Cash flows from investing activities:
   Capital expenditures ...............      (116)       (99)
   Proceeds from sales of equipment ...        68         --
   Decrease (increase) in related
     party notes receivable ...........      (186)       (87)
   Repayments of notes receivable .....       191         31
                                          -------    -------
        Net cash used in
          investing activities ........       (43)      (155)
                                          -------    -------
Cash flows from financing activities:

    Proceeds from notes payable .......        --         91
    Principal payments on notes payable      (242)      (154)
                                          -------    -------
        Net cash used in
          financing activities ........      (242)       (63)
                                          -------    -------

        Net increase in cash ..........       202       204

Cash, beginning of period .............       707      1,122
                                          -------    -------
Cash, end of period ...................   $   909    $ 1,326
                                          =======    =======

Supplemental cash flow disclosures:
    Interest paid .....................   $   179    $   186
                                          =======    =======
    Assets acquired through issuance
     of long-term debt                    $   268    $    91
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

                                SUNSET COIN, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

1)   Basis of Presentation:

Sunset Coin, Inc. ("SC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of SC are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The accompanying unaudited financial statements and footnotes should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

2) Guarantee Obligation, Management's Plans, and Going Concern:

SC has guaranteed the payment of interest and $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 issued by AC (the "AC Notes"). Arizona Charlie's, Inc. ("AC") was in default of certain covenants under the AC Notes as of December 31, 1997. On September 5, 1997 AC received a notice of acceleration from the trustee and collateral agent for the AC Notes, and all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon. In addition, AC has provided a limited guaranty of notes payable issued by CQC (the "CQC Notes"), (the amount and extent of which guaranty is in dispute) of which $20,000,000 principal amount are outstanding at December 31, 1997. Capitol Queen and Casino, Inc. ("CQC") is a development stage company which has abandoned its project to develop, own and operate a riverboat casino, and is currently attempting to sell its assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of SC to continue as a going concern. The final outcome of these matters is not presently determinable and the December 31, 1997 financial statements of SC do not include any adjustment that might result from the outcome of this uncertainty.

On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of certain debt.

During the course of the bankruptcy proceeding AC has been involved in litigation with certain of its creditors. Specifically the holders of the CQC Notes asserted a claim against AC under its limited guaranty of the CQC Notes for the full deficiency which might arise after proceeds from the sale of CQC's assets are applied to the CQC Notes. On November 14, 1997, AC filed a complaint to declare its obligations under the limited guaranty discharged or alternatively to avoid the limited guaranty. The trustee under the indenture with respect to the CQC Notes answered this complaint and denies that the limited guaranty has been satisfied and denies that the limited guaranty is avoidable. With the concurrence of the Bankruptcy Court, AC and the trustee have agreed to defer litigation on this issue until early March 1998 to give the parties an opportunity to explore an overall settlement of their disputes.

In addition, holders of the AC Notes claim a valid and enforceable lien in all of AC's assets, including all real property and personal property which comprise Arizona Charlie's Hotel and Casino. On February 2, 1998, AC filed a motion disputing certain aspects of the liens claimed by the holders of the AC Notes and seeking for the Bankruptcy Court to determine the value of the collateral securing the AC Note holders' claims. A response from the holders of the AC Notes is due by February 25, 1998 and the Bankruptcy Court has set an initial hearing for March 6, 1998.

On February 17, 1998, AC filed a Plan of Reorganization (the "Plan") and an accompanying Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for a restructure of the claims against AC, which AC believes will allow its business to continue successfully. The Plan also is structured to provide certain creditors with the option of receiving up front cash in lieu of deferred payments over several years. For example, the Plan provides the holders of the AC Notes with the option of receiving $45,000,000 in cash on the Plan's effective date in full satisfaction of their allowed claims or payment of a higher amount over time. Likewise, trade unsecured creditors can elect to receive cash on the effective date in the amount of 80% of their allowed claims in lieu of a 100% payout over time.

AC expects, but no assurance can be given, to receive funding for the Plan from several sources. First, AC anticipates receiving up to $50,000,000 from United Healthcare Financial Services for use in making cash payments to electing creditors. Second, AC will receive $1,500,000 in cash plus the release of over $7,000,000 in claims from certain affiliates of AC, including SC, in return for retaining their equity interests in AC. Finally, AC will use net income generated by the casino to help fund the Plan.

The holders of claims and interests of AC are permitted to vote to accept or reject the Plan. A hearing on the Disclosure Statement has been scheduled for March 27, 1998. If the Disclosure Statement is approved by the Bankruptcy Court, the creditors thereafter will be requested to vote to accept or reject the Plan, and a hearing will be held in due course on confirmation of the Plan. At the hearing, the Bankruptcy Court will consider whether the Plan satisfies the various requirements of the Bankruptcy Code. The Bankruptcy Court also will receive and consider a ballot report which will present a tally of the votes accepting or rejecting the Plan cast by those entitled to vote. Therefore, given these contingencies, there can be no assurances that the Plan as submitted by AC will be confirmed.


3) Related-Party Transactions:

Note receivable from related party consists of $3,150,000 of uncollateralized advances made by the Company to AC for general working capital purposes. Due to the present financial condition of AC, as described in Note 2, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from AC will be uncollectible. In addition, the Plan of Reorganization contemplates SC's forgiveness of the notes receivable from AC. However, there is no assurance that the Plan of Reorganization will be confirmed by the Court, an estimate of the loss cannot presently be determined and, accordingly, no adjustment has been made to the carrying value or classification of the note receivable at December 31, 1997. Interest earned by SC on the notes receivable from AC was $41,000 and $83,000 for the three-month and six-month periods ended December 31, 1997 as compared to $31,000 and $63,000 for the same periods in 1996. The interest receivable from AC and payables to AC are included in other receivables and advances to related parties, respectively.

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

            Results of Operations for the three and six-months ended
                           December 31, 1997 and 1996
                           --------------------------

      Results from operations at AC decreased for both the three and six-month periods ended December 31, 1997 compared to the same periods in 1996 as a result of decreased gaming, restaurant and hotel revenues in the more recent periods. Operating expenses increased slightly for both the three-month and six-month periods ended December 31, 1997, primarily as a result of increased depreciation and natural inflationary tendencies.

     Net revenues at AC decreased by $605,000, or 4.0%, from $15,045,000 to $14,440,000 for the three-month period ended December 31, 1997 compared to the three-month period ended December 31, 1996. In the same period-to-period comparison, operating expenses, including depreciation and amortization, increased by 3.7% to $15,331,000 from $14,780,000. This resulted in a $1,156,000 decrease in operating income from $265,000 to an operating loss of $891,000 for the more recent period.

      Net revenues at AC decreased by $1,117,000, or 3.8%, from $29,730,000 to $28,613,000 for the six-month period ended December 31, 1997 compared to the six-month period ended December 31, 1996. In the same period-to-period comparison, operating expenses, including depreciation and amortization, increased by 0.2% to $30,063,000 from $29,997,000. This resulted in an increase in operating loss of $1,183,000 from operating loss of $267,000 to $1,450,000 for the more recent period.

      The largest portion of the revenue decrease for the three-month period ended December 31, 1997 is attributable to gaming revenues, specifically, gaming machine revenues, which decreased 6.6% from $10,308,000 to $9,628,000, reflecting lower levels of play from patrons. Revenues from table games also decreased $169,000 or 14.2% from $1,191,000 to $1,022,000 during the 1997 three-month period offset by an increase in race and sports book revenues of $134,000 or 15.5%. This resulted from reduced craps and twenty-one play offset by increased sports book wagering. The largest portion of the decrease in revenues for the six-month period ended December 31, 1997 is attributable to gaming revenues which decreased 5.8% from $24,525,000 to $23,096,000. Specifically, gaming machine revenues decreased $967,000 or 4.6% from $20,780,000 to $19,813,000. Revenues from table games decreased $375,000 or 15.6%, from $2,405,000 to $2,030,000, and revenues from the race & sports book increased $122,000, or 8.4%, from $1,460,000 to $1,582,000. The decreases for both the 1997 three-month and six-month periods are the result of increased competition from surrounding hotel/casinos that appeal to Arizona Charlie's "local" patron base, partially offset by the increased sports book wagering during the 1997 football season over the 1996 football season.

      Food and Beverage revenues also decreased 8.5% from $3,533,000 to $3,232,000 during the three-month period ended December 31, 1997 compared to the same period in the prior year. The decrease in revenues is primarily due to the reduction in complimentary sales in the food department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. For the six-month period ended December 31, 1997, food and beverage revenues decreased $674,000 or 9.6% from $7,034,000 to $6,360,000 when compared to the six-month period of the prior year, also reflecting a decrease primarily due to reduced complimentary sales in the food and beverage departments.

     Hotel revenues decreased 9.1% from $924,000 to $840,000 during the three months ended December 31, 1997 compared to the same three-month period in 1996. The decrease is primarily due to a reduction in the occupancy rate of 80% compared to 84 % despite an increased average room rate of $47.58 compared to $45.55 for the 1996 three-month period. During the six-month period ended December 31, 1997, hotel revenues decreased by $197,000 or 11.7% from $1,685,000 to $1,488,000 compared to the same six-month period of 1996. The decreased revenue is also due to a reduction in the occupancy rate of 76%, compared to 88% despite an increased average room rate of $43.24 compared to $42.98 for the 1996 six-month period.

      Gift shop revenues increased 49.3% from $138,000 to $206,000 during the three-month period ended December 31, 1997 compared to the same period in 1996. During the six-month period ended December 31, 1997, gift shop revenues increased $98,000, or 36.4%, from $269,000 to $367,000 compared to the same period in 1996. The increases are primarily due to additional operating hours and increased AC logo items and tobacco sales in the 1997 periods.

     Other revenues, which principally include entertainment cover charges, ATM commissions, and revenues from PBX and banquets, decreased 31.9% from $392,000 to $267,000 for the three-month period ended December 31, 1997 compared to the same period in 1996. During the six month period ended December 31, 1997, other revenues decreased by $136,000 or 20.9% from $650,000 to $514,000 compared to the same six-month period of 1996. The decreases in the three-month and six-month periods reflect lower entertainment cover charge and banquet revenues resulting from fewer concerts and banquets partially offset by increased boxing events that occurred in the 1997 periods.

      Gaming expenses decreased by $73,000 and $689,000, or 1.6% and 7.7%, from $4,448,000 and $8,978,000 to $4,375,000 and $8,289,000, respectively, for the three-month and six-month periods ended December 31, 1997 as compared to the same periods in 1996. The lower levels of expense reflect reductions in staffing levels in the slot and table games departments and decreased complimentary expenses.

      Food and beverage expenses increased by $515,000 and $638,000, or 16.3% and 10.1%, from $3,166,000 and $6,331,000 to $3,681,000 and $6,969,000, respectively, for the three-month and six-month periods ended December 31, 1997 when compared to the same periods in 1996, as a result of increased food and beverage costs and an increase in salaries and wages. As a result, food and beverage expenses represented 113.9% and 109.6% of food and beverage revenues for the three-month and six-month periods ended December 31, 1997 compared to 89.6% and 90.0% of the food and beverage revenues for the same periods in 1996.

      Hotel expenses increased by $75,000 and $6,000, or 22.7% and 0.8%, from $330,000 and $736,000 to $405,000 and $742,000, respectively, for the three-month and six-month periods ended December 31, 1997 as compared to the same periods in 1996, reflecting additional repairs and maintenance costs in the 1997 three-month period that were associated with the original 100 rooms built in 1988, plus the additional costs of room linens and supplies. Net contribution by the hotel department (hotel revenues less hotel operating expenses) was $435,000 and $746,000 for the three-month and six-month periods ended December 31, 1997 as compared to $594,000 and $949,000 for the same periods in 1996.

     General and administrative expenses decreased by $8,000 and increased by $213,000, or (0.2)% and 2.4%, from $4,236,000 and $8,850,000 to $4,228,000 and
$9,063,000 respectively, for the three-month and six-month periods ended December 31, 1997 as compared to the same periods in 1996. The six-month increase is primarily due to the creation of the "Charlie Card Club" department in May 1997 to better evaluate and reward qualified patrons with complimentary items for slots, table games, race and sports play. During the 1997 six-month period, the "Charlie Card Club" accrued $486,000 for future patron complimentaries earned by patron play in the casino.

      Advertising and promotional expenses decreased by $13,000 and $284,000, or 1.0% and 10.9%, from $1,323,000 and $2,612,000 to $1,310,000 and $2,328,000 during the three-month and six-month periods ended December 31, 1997 as compared to the same period in 1996. The increased levels of promotional expenditures in 1996 did not attract the additional volume of customer activity anticipated. During 1997, management believes that seasonal promotions are necessary to compete with the newer hotel/casinos that are located close in proximity to AC, but at reduced levels from 1996. These promotional reductions were partially offset by an increased level of local newspaper advertising.

      Depreciation and amortization increased by $59,000 and $111,000, or 6.8% and 6.5%, from $861,000 and $1,719,000 to $920,000 and $1,830,000 during the three-month and six-month periods ended December 31, 1997 when compared to the same periods in 1996, as a result of increased depreciation expenses associated with the purchases of new slot machines and the computerized slot reporting and player tracking system.

      Gift shop expenses increased by $53,000 and $133,000, or 42.1% and 72.3%, to $179,000 and $317,000 for the three-month and six-month periods ended December 31, 1997 compared to $126,000 and $184,000 for the same period of the prior year reflecting additional payroll expenses associated with the expanded hours of operation and increases in wholesale item costs and higher cost of sales from increased revenues.

      Management fees to BGI decreased by $12,000 and $24,000, or 6.9% and 7.0%, to $161,000 and $318,000 for the three-month and six-month periods ended December 31, 1997 from $173,000 and $342,000 for the same periods in the prior year. Currently, management fees are equal to 1.0% of gross revenues of AC. As such, decreased gross revenues bring about lower management fees. Since inception of the management fees agreement, management fees payable to BGI have been and continue to be accrued by AC, and may not be paid under the Indenture governing the AC Notes until such time that AC meets a specified fixed charged coverage ratio. Rent expense paid to related parties increased slightly from $56,000 to $57,000 and $111,000 to $113,000 reflecting normal annual adjustments to the base rents.

      Interest expense amounted to $1,078,000 and $3,109,000 for the three-month and six-month periods ended December 31, 1997 compared to $1,810,000 and $3,620,000 for the same periods in the prior year. The decrease of $732,000 and $511,000, or 40.4% and 14.1%, respectively, were due to the elimination of accrued interest and penalties on the AC Notes during the post-petition period in regard to the Chapter 11 Bankruptcy protection filing on November 14, 1997. The decrease of interest expense was partially offset by additional interest costs in the pre-petition period associated with the AC Notes due to additional default interest expense and penalties associated with the May 15, 1997 interest payment which was not made, and additional interest costs associated with the financing of the computerized slot reporting and player tracking system purchased in May, 1997. The $50,000 and $45,000 gains on sale of assets for the three-month and six-month periods ending December 31, 1997 was primarily due to the sale of older slot machines.

Income Taxes
------------

      As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994. Prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $21,500,000. Due to low operating margins and high depreciation costs, management does not anticipate that AC will generate taxable income for this fiscal year.

Liquidity and Capital Resources
-------------------------------

      At December 31, 1997, AC had a working capital deficit of $66,252,000 compared to a working capital deficit of $62,380,000 at June 30, 1997. The decrease in working capital in the amount of $3,872,000 was caused primarily by increased accrued interest on the AC Notes through the November 14, 1997 pre-petition period and accrued management fees payable to BGI, plus additional short term notes payable for slot machines.

      For the six-month period ended December 31, 1997, cash provided by operating activities increased $2,501,000 to $3,583,000, from $1,082,000 for the same period in 1996. The increase in the 1997 period is primarily attributable to the increased accrued interest on the AC Notes through the November 14, 1997 pre-petition period and increased accounts payable partially offset by the increased net loss for the current period and an increase in accounts receivable.

      For the six-month period ended December 31, 1997, net cash used in investing activities increased to $755,000 compared with $586,000 for the same period in 1996. The increase of $169,000 was caused primarily by a $281,000 increase in capital expenditures for the purchase of slot equipment in the more recent period partially offset by a$74,000 in proceeds from sale of assets.

      Cash flows used in financing activities for the six-month period ended December 31, 1997 increased to $280,000 from $117,000 for the six-month period ended December 31, 1996. The increase of $163,000 is primarily the result of higher principal payments on additional notes payable.

      AC's long-term obligations of $6,342,000 at December 31, 1997, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes. However, AC has ceased accruing interest on the AC Notes and the Stockholder Notes as of November 14, 1997, as it is not probable that post-petition  interest  for  these  Notes  will  be an  allowed  claim  in AC's
Bankruptcy proceedings. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

Claims by Trustee
-----------------

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

     IBJ Schroder Bank & Trust Company, as Trustee under the Indentures under which such Notes are outstanding, has declared the AC Notes and the CQC Notes to be in default and has declared all such Notes to be immediately due and payable. The Trustee has also notified AC that the purported obligations of AC under its guaranty have been accelerated and has declared the obligations of AC thereunder to be due. On November 14, 1997 AC filed a voluntary petition under Chapter 11 and sought to negotiate a settlement with the holders of the AC Notes and the CQC Notes. On February 17, 1998, AC filed the Plan, which is subject to approval of creditors and the Bankruptcy Court .

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

      AC has a contingent obligation resulting from the AC Limited Guaranty on the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. The amount and extent of such guaranty are in dispute. As a result of a September 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and accrued interest thereon. See "Business - Capitol Queen & Casino, Inc." There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and accrued interest thereon, AC may be obligated under the AC Limited Guaranty of the CQC Notes to fund the a portion of shortfall.

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

      On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of the AC Notes and the CQC Notes.

      During the course of the bankruptcy proceeding AC has been involved in litigation with certain of its creditors. Specifically, the holders of the CQC Notes asserted a claim against AC under its limited guaranty of the CQC Notes for the full deficiency which might arise after proceeds from the sales of CQC's assets are applied to the CQC Notes. On November 14, 1997, AC filed a complaint to declare its obligations under the limited guaranty discharged or alternatively to avoid the limited guaranty. The trustee under the indenture with respect to the CQC Notes answered this complaint and denies that the limited guaranty has been satisfied and denies that the limited guaranty is avoidable. With the concurrence of the Bankruptcy Court, AC and the trustee have agreed to defer litigation on this issue until early March 1998 to give the parties an opportunity to explore an overall settlement of their disputes.

      In addition, holders of the AC Notes claim a valid and enforceable lien in all of AC's assets, including all real property and personal property which comprise Arizona Charlie's Hotel and Casino. On February 2, 1998, AC filed a motion disputing certain aspects of the liens claimed by the holders of the AC Notes and seeking for the Bankruptcy Court to determine the value of the collateral securing the AC Note holders' claims. A response from the holders of the AC Notes is due by February 25, 1998 and the Bankruptcy Court has set an initial hearing for March 6, 1998.

     On February 17, 1998, AC filed a Plan of Reorganization (the "Plan") and an accompanying Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for a restructure of the claims against AC, which AC believes will allow its business to continue successfully. The Plan also is structured to provide certain creditors with the option of receiving up front cash in lieu of deferred payments over several years. For example, the Plan provides the Bondholders with the option of receiving $45,000,000 in cash on the Plan's effective date in full satisfaction of their allowed claims or payment of a higher amount over time. Likewise, trade unsecured creditors can elect to receive cash on the effective date in the amount of 80% of their allowed claims in lieu of a 100% payout over time.

      AC expects, but no assurance can be given, to receive funding for the Plan from several sources. First, AC anticipates receiving up to $50,000,000 from United Healthcare Financial Services for use in making cash payments to electing creditors. Second, AC will receive $1,500,000 in cash plus the release of over $7,000,000 in claims from certain affiliates of AC, including the Company, in return for retaining their equity interests in AC. Finally, AC will use net income generated by the casino to help fund the Plan.

      The holders of claims and interests of AC are permitted to vote to accept or reject the Plan. A hearing on the Disclosure Statement has been scheduled for March 27, 1998. If the Disclosure Statement is approved by the Bankruptcy Court, the creditors thereafter will be requested to vote to accept or reject the Plan, and a hearing will be held in due course before the Court on confirmation of the Plan. At the hearing, the Bankruptcy Court will consider whether the Plan satisfies the various requirements of the Bankruptcy Code. The Bankruptcy Court also will receive and consider a ballot report which will present a tally of the votes accepting or rejecting the Plan cast by those entitled to vote. Therefore, given these contingencies, there can be no assurances that the Plan as submitted by AC will be confirmed.

Impact of the Year 2000 Issue
-----------------------------

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has completed certain modifications to portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. According, management believes that with these modifications the Year 2000 Issue will not have a material impact on the financial position, operations or cash flows of the Company.

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


            Results of operations for the three and six-months ended
                           December 31, 1997 and 1996
                           --------------------------

      SC's results of operations increased for the three-month and six-month periods ended December 31, 1997 compared to the same periods in the prior year. Slot route revenues increased by 1.8% and 3.4% or $12,000 and $44,000 for the three-month and six-month periods ended December 31, 1997 from $669,000 and $1,299,000 to $681,000 and $1,343,000, respectively. The increase in revenues is attributable to the addition of two locations in the three-month period and five locations in the six-month period. The increase in 1997 revenue was partially offset by the loss of one participation contract in July, 1997 and conversion of a space lease to a less profitable participation contract.

     The total number of gaming machines operated during the three-month and six-month periods ended December 31, 1997 were 291 compared to 254 in the prior year. The total number of gaming machines from the BGG locations that are serviced by SC was 115 in both the 1997 and 1996 periods. Slot service fees from BGG for the three-month and six-month periods ended December 31, 1997 were unchanged at $21,000 and $42,000, respectively, compared to the 1996 periods.

      Gaming machine route expenses for the three-month and six-month periods ended December 31, 1997 decreased by 1.8% to $335,000 and increased by 1.6% to $699,000 when compared to the same periods in the prior year. The 1997 three-month period decrease was due to the transfer of slot technicians from SC to AC in October, 1997 since AC became the primary beneficiary of the services of such slot technicians. The six-month period increase for 1997 was due to normal wage and payroll tax increases partially offset by the slot technicians transferred to AC.

     General and administrative expenses for the three-month period increased by 871.4% to $68,000 from $7,000, and for the six-month period ended December 31, 1997 increased by 223.3% to $97,000 from $30,000, reflecting increases in professional fees and supply expenses. In addition, SC began making payments for storage, maintenance and insurance costs to maintain the CQC riverboat as a result of AC's Chapter 11 bankruptcy filing.

     Management fees remained virtually unchanged at $34,000 and $68,000 for the three-month and six-month periods ended December 31, 1997 when compared to the same periods in the prior year.

      Depreciation and amortization increased by 8.3% and 9.9% from $72,000 and $142,000 to $78,000 and $156,000 for the three-month and six-month periods ended December 31, 1997, reflecting increased depreciation costs associated with the purchase of additional slot machines and vehicles as compared to 1996.

      During the three-month and six-month periods ended December 31, 1997, SC had other expenses (net of other income) of approximately $20,000 and $39,000 compared to $21,000 and $41,000 for the same periods in 1996. The small decrease is attributable to reduced interest expense relating to notes payable.

Income Taxes
------------

      As a result of the termination of its election to be treated as S corporation, SC became liable for income taxes on income earned from and after January 1, 1994. Prior to such termination, SC did not incur or pay their income tax liability in respect to income of SC. Estimated income taxes payable for the three-month and six-month periods ended December 31, 1997 amounted to $41,000 and $80,000 from $57,000 and $96,000 in the same period in the prior year. These were based on an anticipated effective federal income tax rate approximating the statutory rate of 34%.

Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities for the six-month period ended December 31, 1997 increased to $487,000 from $422,000 for the 1996 six-month period, due mostly to an increases in accounts payable and accrued expenses, offset by a decrease in net income of $30,000.
      Cash flows used in investing activities for the six-month period ended December 31, 1997 amounted to $43,000, compared to $155,000 for the same period in 1996. The decrease of $112,000, or 72.3% was due to an increase in repayments from notes receivable of $160,000 and an increase in proceeds from sales of equipment of $68,000, partially offset by an increase in related party receivables and increased capital expenditures.

      Cash flows used in financing activities for the six- months ended December 31, 1997 increased $179,000 to $242,000. The increase is due to additional principal payments on new and existing notes payable totaling $242,000 for the 1997 six-month period, partially offset by $91,000 in proceeds from notes payable in the prior period.

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

      In  July  1994,  SC  entered  into  an  agreement  with a  bank  for a new
$1,200,000 non-revolving line of credit. Each advance under the line was evidenced by a separate promissory note with maturity date not exceeding 66 months from the date of the respective advance giving rise to the note. Under the agreement, SC originally could request advances through October 28, 1995 only, at which time its rights to advances under the agreement were terminated until the defaults under the AC and CQC Notes are resolved. Advances under the agreement bear interest at rates ranging from the bank's prime rate plus 1.5% to 2.0%. As of December 31, 1997, the amount outstanding under the non-revolving line of credit totaled $377,000.

      SC's management believes that it has sufficient funds through the cash generated by operations to meet its projected needs for existing operations and limited expansion of its gaming machine route business. Should SC determine to expand on more than a limited basis, however, it is likely that further capital would be necessary. SC's access to additional capital will be significantly restricted under the AC Indenture so long as SC is a guarantor of the AC Notes. SC has issued a limited guarantee ("The SC Limited Guaranty") for the payment of the AC Notes, which guarantee is subject to release upon attainment by AC of a fixed charge coverage ratio of 2.25 to 1. In connection with its guarantee, the Indenture imposes restrictions on the distribution of earnings.

      Because AC is in default under the Indenture governing the AC Notes, the AC Notes have been accelerated. See "Arizona Charlie's, Inc._Liquidity and Capital Resources Claims by Trustee." AC does not have the resources to pay the AC Notes. In addition, AC may have limited liability under the AC Limited Guaranty of the CQC Notes which may exceed the amount which it could immediately support or repay. In either case, SC, as guarantor of the AC Notes, may have liability under the SC Limited Guaranty, and such liability could exceed the amount which it could immediately support. Accordingly, substantial doubt exists about SC's ability to continue as a going concern if the Trustee for the AC Notes and CQC Notes is able to enforce its acceleration thereof. See "Notes to Financial Statements Sunset Coin, Inc. - Guarantee Obligation, Management's Plans and Going Concern."

PART II.  OTHER INFORMATION
---------------------------

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

      By letters dated July 3, 1997 and July 17, 1997, IBJ Schroder Bank & Trust Company, the trustee on the CQC Indenture dated as of November 15, 1993, declared all of the Securities (as defined in the Indenture) to be immediately due and payable, together with all accrued and unpaid interest thereon. Subsequent letters from IBJ Schroder Bank & Trust Company, dated September 5, 1997, provided notices of defaults by CQC and AC under their respective Indentures and also served Notice of Acceleration on AC with respect to its Securities and its Limited Guaranty of the CQC debt. CQC and AC retained counsel to assist them in dealing with the Bondholders and on July 16, 1997, a proposal for the financial restructuring of the CQC and AC indebtedness was presented to the Bondholders through the Trustee and Counsel to one of the major Bondholders. The Bondholders orally responded to such offer as of September 10, 1997.

      On November 14, 1997, Arizona Charlie's, Inc. (the "Company") filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 97-28781 LBR) to pursue the financial reorganization of the Company. The Company currently is operating under the Bankruptcy Code as debtor-in-possession. The Bankruptcy Court has entered orders allowing the Company to honor certain of the pre- petition debts of its customers (such as hotel room deposits and outstanding gaming chips) and to pay the pre-petition wages of its employees. As a result of the filing, the Company did not experience any material changes in the operations of Arizona Charlie's Hotel & Casino, located in Las Vegas, Nevada, which is owned and operated by the Company.

      During the course of the bankruptcy proceeding AC has been involved in litigation with certain of its creditors. Specifically, the holders of the CQC Notes asserted a claim against AC under its limited guaranty of the CQC Notes for the full deficiency which might arise after proceeds from the sales of CQC's assets are applied to the CQC Notes. On November 14, 1997, AC filed a complaint to declare its obligations under the limited guaranty discharged or alternatively to avoid the limited guaranty. The trustee under the indenture with respect to the CQC Notes answered this complaint and denies that the limited guaranty has been satisfied and denies that the limited guaranty is avoidable. With the concurrence of the Bankruptcy Court, AC and the trustee have agreed to defer litigation on this issue until early March 1998 to give the parties an opportunity to explore an overall settlement of their disputes.

      In addition, holders of the AC Notes claim a valid and enforceable lien in all of AC's assets, including all real property and personal property which comprise Arizona Charlie's Hotel and Casino. On February 2, 1998, AC filed a motion disputing certain aspects of the liens claimed by the holders of the AC Notes and seeking for the Bankruptcy Court to determine the value of the collateral securing the AC Note holders' claims. A response from the holders of the AC Notes is due by February 25, 1998 and the Bankruptcy Court has set an initial hearing for March 6, 1998.

Item 5.  Other Information

Bankruptcy or Receivership

      On November 14, 1997, Arizona Charlie's, Inc. (the "Company") filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 97-28781 LBR) to pursue the financial reorganization of the Company. The Company currently is operating under the Bankruptcy Code as debtor-in-possession. The Bankruptcy Court has entered orders allowing the Company to honor certain of the pre- petition debts of its customers (such as hotel room deposits and outstanding gaming chips) and to pay the pre-petition wages of its employees. As a result of the filing, the Company did not experience any material changes in the operations of Arizona Charlie's Hotel & Casino, located in Las Vegas, Nevada, which is owned and operated by the Company.

     On February 17, 1998, AC filed a Plan of Reorganization (the "Plan") and an accompanying Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan provides for a restructure of the claims against AC, which AC believes will allow its business to continue successfully. The Plan also is structured to provide certain creditors with the option of receiving up front cash in lieu of deferred payments over several years. For example, the Plan provides the Bondholders with the option of receiving $45,000,000 in cash on the Plan's effective date in full satisfaction of their allowed claims or payment of a higher amount over time. Likewise, trade unsecured creditors can elect to receive cash on the effective date in the amount of 80% of their allowed claims in lieu of a 100% payout over time.

      The Company expects, but no assurance can be given, to receive funding for the Plan from several sources. First, the Company anticipates receiving up to $50,000,000 from United Healthcare Financial Services for use in making cash payments to electing creditors. Second, the Company will receive $1,500,000 in cash plus the release of over $7,000,000 in claims from certain affiliates of the Company, including BGI, in return for retaining their equity interests in the Company. Finally, the Company will use net income generated by the casino to help fund the Plan.

      The holders of claims and interests of AC are permitted to vote to accept or reject the Plan. A hearing on the Disclosure Statement has been scheduled for March 27, 1998. If the Disclosure Statement is approved by the Bankruptcy Court, the creditors thereafter will be requested to vote to accept or reject the Plan, and a hearing will be held in due course before the Court on confirmation of the Plan. At the hearing, the Bankruptcy Court will consider whether the Plan satisfies the various requirements of the Bankruptcy Code. The Bankruptcy Court also will receive and consider a ballot report which will present a tally of the votes accepting or rejecting the Plan cast by those entitled to vote. Therefore, given these contingencies, there can be no assurances that the Plan as submitted by AC will be confirmed.

Item 6.  Exhibits and Reports on Form 8-K

     No exhibits are included herein:

     The Company did not file any reports on form 8-K during the six-month periods ended December 31, 1997.
================================================================================

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





Date:    February 23, 1998                 /S/ Bruce F. Becker
         -----------------                 -------------------
                                           Bruce F. Becker
                                           President, Chief Executive
                                           Officer (Principal Executive Officer)






Date:    February 23, 1998                 /S/ Jerry Griffis
         ----------------                   -----------------
                                            Jerry Griffis
                                            Controller (Principal Financial and
                                            Accounting Officer)
================================================================================