Form 10-Q/A
period 1998-03-31
ARIZONA CHARLIES INC
filed 1998-05-21
CIK 919565

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

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                    FORM 10-Q
                                      INDEX


PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


ARIZONA CHARLIE'S, INC.
Balance Sheets as of March 31, 1998 and
     June 30, 1997...................................................1
     Statements of Operation and Retained Earnings
     (Deficit) for the Three-Month Periods
     Ended March 31, 1998 and 1997and for
     the Nine-Month Periods Ended December
     31, 1998 and 1997...............................................2
Statements of Cash Flows for the Nine-Month
     Periods Ended March 31, 1998 and 1997 ..........................4
Notes to Financial Statements........................................5


SUNSET COIN, INC.
Balance Sheets as of March 31, 1998 and June
     30, 1997........................................................19
Statements  of Income and Retained  Earnings
     for the  Three-Month  Periods Ended ............................22
     March 31, 1998 and 1997 and for the Nine-Month Periods
     Ended March 31, 1998 and 1997 ..................................23
Statements of Cash Flows for the Nine-Month
     Periods Ended March 31, 1998 and 1997 ..........................24

Notes to Financial Statements........................................25


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Arizona Charlie's, Inc...............................................35
Sunset Coin, Inc.....................................................40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................44
Item 5. Other Information ...........................................46
Item 6. Exhibits and Reports on Form 8-K.............................46


SIGNATURE............................................................47

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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                           1998            1997
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 12,984        $ 11,837
  Food and beverage ............................          3,284           3,297
  Hotel ........................................            777             854
  Gift shop ....................................            206             135
  Other ........................................            262             175
                                                       --------        --------
      Gross revenues ...........................         17,513          16,298
Less, promotional allowances ...................         (1,592)         (1,985)
                                                       --------        --------
      Net revenues .............................         15,921          14,313
                                                       --------        --------

Operating expenses:
  Gaming .......................................          4,736           4,276
  Food and beverage ............................          3,623           2,956
  Hotel ........................................            372             329
  Gift shop ....................................            184             137
  Advertising and promotion ....................          1,219           1,100
  Provisions for losses on related party
    receivables ................................             --              41
  General and administrative ...................          3,742           3,955
  Management fee - Becker Gaming, Inc. .........            175             164
  Rent expense paid to related party ...........             56              55
  Depreciation and amortization ................            938             864
                                                       --------        --------
      Total operating expenses .................         15,045          13,877
                                                       --------        --------
      Operating income (loss)...................            876             436
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets .................            26             (1)
  Interest income ...............................            67              67
  Interest expense (contractual interest for the
    three and nine-months ended March 31, 1998
    of $2,030 and $6,139, respectively)..........            --          (1,814)

  Other, net ....................................            50              22
                                                       --------        --------
      Total other income (expenses) .............           143          (1,726)
                                                       --------        --------
      Income (loss) before reorganization items..         1,019          (1,290)
Reorganization items ............................          (172)             --
                                                       --------        --------
      Net income (loss) before taxes ............           847          (1,290)
Provision for income taxes ......................            --              --
                                                       --------        --------
      Net income (loss) .........................         $ 847       ($ 1,290)

Retained earnings (deficit),
  beginning of period ...........................       (21,580)        (13,681)
                                                       --------        --------

Retained earnings (deficit),
   end of period ................................      ($20,733)       ($14,971)
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                     Nine Months Ended March 31,
                                                               1998        1997
                                                           --------    --------
Cash flows from operating activities:
    Net loss ...........................................   ($ 3,619)   ($ 5,001)

    Adjustments to reconcile net income
     loss to net cash provided by operating activities:

    Provision for losses on related party receivables ..         94         175
    Depreciation and amortization ......................      2,768       2,583
    (Gain) loss on sale of equipment ...................        (71)          1

(Increase) decrease in operating assets:
    Trade and other accounts receivables ...............       (121)         29
    Inventories ........................................        (25)         17
    Prepaid expenses ...................................        111         169
    Deposits and other .................................       (154)       (102)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
      expenditures .....................................      1,639       (462)
    Management fees due to Becker Gaming, Inc. .........        494         505
    Accrued expenses ...................................      3,232       2,520
                                                           --------    --------
       Total adjustments ...............................      7,967       5,435
                                                           --------    --------
        Net cash provided by operating activities ......      4,348         434
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures, net of amounts in
      accounts payable .................................     (1,009)       (305)
    Increase in receivables from related party
      notes receivable .................................       (209)       (342)
    Proceeds from assets sold ..........................        133           7
                                                           --------    --------
       Net cash provided by
          investing activities .........................     (1,085)       (640)
                                                           --------    --------

Cash flows from financing activities:
    Proceeds from borrowing under payables .............        140         190
    Proceeds from related party notes payable...........         --         900
    Principal payments on notes payable ................       (576)       (110)
    Payments under capital lease obligations ...........        (18)        (10)
                                                           --------    --------
       Net cash provided by (used) in
          financing activities .........................       (454)        970
                                                           --------    --------
       Net increase (decrease) in cash and
         cash equivalents ..............................      2,809         764
Cash and cash equivalents, beginning of the period .....      5,481       4,591
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  8,290    $  5,355
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ...........   $    164    $  5,435
                                                           ========    ========
Assets acquired through issuance of long-term debt
  and capital leases and accounts payable ..............   $  1,189          $-
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